Form 10-K/A
period 1995-12-31
ARNOX CORP
filed 1996-07-08
CIK 742814

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             ____________

                                FORM 10-K/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the fiscal years ended December 31, 1989, 1990, 1991,
                       1992, 1993, 1994, 1995

                    Commission File Number 0 - 14724

                                ARNOX CORPORATION
       (Exact name of Registrant as specified in its charter)

                 Delaware                     06-094094
(state or other jurisdiction of       (I.R.S. Employer incorporation
of organization)                       identification No.)

                      6550 First Ave. North
                  St. Petersburg, Florida 33710
         (Address of Principal Executive Offices)(Zip Code)
          Registrant's telephone number, including area code:
                        (813)443-3434
Securities Registered pursuant to Section 12(g) of the Act
Common Stock, par value $.001 per share.

Indicate  by  check  mark whether the Registrant  (1)  has
filed  all  reports required to be filed by Section 13  or
15(d)   of the Securities Exchange Act of 1934 during  the
preceding  12 months  (or for such shorter period that the
Registrant  was required to file such reports).
      Yes __________                    No. ___ X _____
                       _____________

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed
all documents  and reports required to be filed by
Sections  12, 13  or  15(d)  of  the  Securities  Exchange
Act  of  1934
subsequent  to the distribution of securities under  a
plan confirmed by a court.
                     N/A        Yes ___ No ____
The number of shares outstanding of the Registrant's common stock is 3,417,025 (as of 10-Q July 1, 1989). The
Registrant is an inactive company and trading in these securities has been suspended. Accordingly, no estimate can be made of the market value.

     Documents Incorporated by Reference
     Definitive Proxy Statement


     PART I

Item 1. Business

           The Registrant was incorporated on October 17,1983 in the State of Delaware. The Company's business consisted of developing, manufacturing, marketing and licensing fire retardant products. These fire retardant products were marketed under the trade name Arnox FR. The Company's fire retardant chemicals wereused to treat corrugated packaging board for military and commercial applications, for particle board, chip board, and paneling in mobile homes. The Company's shares were traded on the NASDAQ exchange until April 25, 1989. The Company was most closely aligned to the lumber industry because its products were used to treat lumber and products, such as corrugated board, which are derived from lumber.
         On September 11, 1989, the Registrant filed a petition, No. 89-97155, in the U.S. Bankruptcy Court for the District of New Jersey. This was converted from a Chapter 11 to a Chapter 7 petition on December 18, 1989. This bankruptcy proceeding endured for four years and ten months. On July 12, 1994, the Registrant's Petition was declared closed and the Trustee was discharged. Since July 12, 1994, the Registrant has been totally inactive.
       On June 10, 1996, Capston Network Inc. ["Capston"], a stockholder, successfully reinstated the Registrant under its original Delaware charter # 20193-01. Prior to this, on May 17, 1996, Capston filed a Preliminary Proxy Statement with the Commission. In this Proxy Statement, which is attached and incorporated into this 10-K Report by reference, Capston seeks a mandate from the shareholders to effect a Restructuring of the Registrant in which the shares will be subjected to a ten for one reverse split, to be followed by a private placement to a Buyer who can inbue the Registrant with new management and a new business purpose. Presently, Registrant is a Blank Check Company as this term is employed in 230.419(a)(2)(i) of the Code of Federal Regulations applicable to securities.

Item 2. Properties

      None.

Item 3. Legal Proceedings

      None.

Item 4.  Submission  of  matters to a vote of Security
         Holders

Upon  filing  the original 10-K, Capston mailed to  all  security
holders   of  record  a Proxy Statement,  a  copy  of   which
is   attached   to   this  Form  10-K  and  incorporated   by
reference.   In  response  to this question,  the  reader  is
respectfully referred to this Proxy Statement, which sets forth all matters to be submitted to a vote of the security holders.


     PART II

Item 5. Market for Registrant's Common Equity

There is no established public trading market for the Registrant's securities.

Item 6. Selected Financial Data.

     Operating Revenues          1991  1992 1993 1994 1995
Income (Loss) from
Continuing Operation               0    0    0    0    0
Income (Loss) from
Continuing Operations
Per Share                          0    0    0    0    0

Total Assets                       0    0    0    0    0
    Long Term Obligations          0    0    0    0    0
Cash Dividends Declared            0    0    0    0    0
       Per Common Share

Item 7. Management Discussion and Analysis of Financial
Condition and Results of Operations.

The Company has no operations and no income.

Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the Financial Statements attached.

Item 9. Changes in and Disagreements With Accoutants on
Accounting and Financial Disclosure.

     None.

     PART III
Item 10. Directors and Executive Officers of the Registrant

Ms. Sally Fonner, 47, is Acting President, Acting Secretary and Treasurer and a Director. Her term of office is two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new management.


     PART III (cont.)

Item 11. Executive Compensation.

   Neither the officers or directors receive compensation from the Registrant for services performed, nor does any agreement exist between Ms. Fonner and the Registrant to be compensated for past services as some future date.


 Item 12. Security Ownership of Certain Beneficial Owners and
                          Management
Title of Class Name / Address   Amount of        Percent of
                             Beneficial Owner Beneficial Owner

Common Stock    George W. Schiele 1,170,162       34.25%
                19 Hill Road
                Greenwich, CT.
                06830
                James M. Fail       476,018       13.93%
                c/o NPL Corp.
                1700 Daniel Bldg.
                Burmingham, Al.
                35233
                Edmund A. Hajim     241,984        7.08%
                c/o  Furman Selz
                230 Park Avenue
                New York, N.Y.
                10169
                Timothy M. Burke    197,162        5.77%
                2131 Stateline Road
                Niles, Michgan
                49120

Management holds an insignificant amount of stock in the registrant.

Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and Reports.

The following documents are hereby filed with this report.

	1. Independent Auditor's report, along with Balance Sheet and Statement of Income as of July 12, 1994.

        2. Independent Auditor's report, along with Balance Sheet, Statements of Income and Shareholder Equity as ofDecember 31, 1995.

        3. Definitive Proxy Statement, filed June 13, 1996.

   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX Corporation Date: _______________     By____________________
                                                Sally Fonner,
                                                Acting Director
                                                Acting President
                                                and Acting Chief
                                                Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed belowy by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ______________                      By______________________
                                               Sally Fonner,
                                               Acting Director
                                               Acting President
                                               and Acting Chief
                                               Financial Officer