Form 10-Q
period 1996-03-30
ARNOX CORP
filed 1996-07-10
CIK 742814

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 1O-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the period ended March 30, 1996

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to ______________

                     Commission File Number 0-14724

                             ARNOX CORPORATION
      Delaware
                                           						06-1094094
(state or otber jurisdiction of                (IRS Employer
incorporation of organization)               identification No.)

 6550 First Ave. North
 St. Petersburg, Florida                            33710
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, Including area code:
                    (813) 443-3434

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports).
                       Yes   X          No. ______


   APPLICABLE ONLY TO REGISTRAINTS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING ThE PRECEDING FIVE YEARS

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to thedistribution of securities under a plan confirmed by a court.
                     N/A        Yes __ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock 3,417,025 shares.

PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                ARNOX CORPORATION
                            (a Dormant State Company)
                        for the quarter ending March 30, 1996

 Assets
        Organization Cost                      $    0.00
          Totals Assets          	             $    0.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized, 3,417,025 shares
issued and outstanding                				     $    0.00
Additional Paid in CapitaL                     $    0.00
Deficit accumulated during development stage   $    0.00
Total Shareholders' Equity                   	 $    0.00
Total Liabilities and Shareholders Equity      $    0.00




                              ARNOX CORPORATION
                          (a Dormant State Company)
      Income Statements for the quarter ending March 30, 1996

                                             							1996
Revenues and Expenses                   	      $    0.00


                                 ARNOX CORPORATION
                              (a Dormant State Company)
                Statements of Shareholder's Equity for the quarter
                            				ending March 30, 1996

Common Stock
(3,417,025 shares issued & outstanding)                $    0.00
Additional Paid in Capital                             $    0.00
Accumulated Deficit                                    $    0.00
Balance  Jan 1                                         $    0.00
Net Income/(loss) for the year                         $    0.00
Balance  March 30                                      $    0.00


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant was incorporated on October 17,1983 in the State of Delaware. The Company's business consisted of developing, manufacturing, marketing and licensing fire retardant products. These fire retardant products were marketed under the trade name Arnox FR. The Company's fire retardant chemicals were used to treat corrugated packaging board for military and commercial applications, for particle board, chip board, and paneling in mobile homes. The Company's shares were traded on the NASDAQ exchange until April 25, 1989. The Company was most closely aligned to the lumber industry because its products were used to treat lumber and products, such as corrugated board, which are derived from lumber.

On September 11, 1989, the Registrant filed a petition, No. 89-97155,
in  the  U.S. Bankruptcy Court for the   District  of   New Jersey.
This  was  converted from a Chapter  11   to   a  Chapter   7 petition
on December 18, 1989.    This  bankruptcy proceeding endured for four
years and ten months. On July 12, 1994, the Registrant's Petition was declared closed and the Trustee was discharged. Since July 12, 1994 the Registrant has been totally inactive.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
     None.

Item 2. Changes in Securities
     None.

Item 3. Defaults Upon Senior Securities,
     Not Applicable

Item 4. Submission of matters to a vote of Security Holders.
      None.

Item 5. Market for Registrant's Common Equity

There is no   established  public   trading   market   for  the
Registrant's securities. The Company has no operations and no income.

     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX Corporation Date: 7/9/96
By___________________
Sally Fonner,
Director, President and  Chief
Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 7/9/96
By__________________
Sally Fonner, Director,
President and Chief
Financial Officer