Form 10-Q
period 1996-06-30
ARNOX CORP
filed 1996-07-10
CIK 742814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 1O~Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the period ended June 30, 1996

                                       or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to
______________

                Commission File Number 0-14724

                      ARNOX CORPORATION
     Delaware                             06-1094094
(state or other jurisdiction of           (IRS Employer
incorporation of organization)           identification No.)

  6550 First Ave. North
 St. Petersburg, Florida                       33710
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

Common Stock 3,417,025 shares.



                PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ARNOX CORPORATION
                  (a Dormant State Company)
                for the quarter ending June 30, 1996

 Assets Organization Cost                         $3,417.00

          Totals Assets                           $3,417.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized,3,417,025 shares
issued and outstanding                            $3,417.00
Additional Paid in CapitaL                        $    0.00
Deficit accumulated during development stage      $    0.00

Total Shareholders' Equity                        $3,417.00
Total Liabilities and Shareholders Equity         $3,417.00



                        ARNOX CORPORATION
                    (a Dormant State Company)
   Income Statements for the quarter ending June 30, 1996

                                                    1996

Revenues and Expenses                             $   0.00



                      ARNOX CORPORATION
                 (a Dormant State Company)
          Statements of Shareholder's Equity
          for the quarter ending June 30, 1996

Common Stock
(3,417,025 shares issued & outstanding)           $3,417.00
Additional Paid in Capital                        $    0.00
Accumulated Deficit                               $    0.00
Balance  Jan 1                                    $3,417.00
Net Income/(loss) for the year                    $    0.00
Balance December 31                               $3,417.00

Item 2. Management Discussion and Analysis of Financial
Condition and Results of Operations.

The   Registrant was incorporated on October 17,1983 in  the
State    of Delaware.   The Company's   business   consisted
of    developing, manufacturing,   marketing  and  licensing
fire  retardant    products. These fire retardant   products
were marketed  under  the trade name Arnox FR. The Company's
fire  retardant   chemicals were used  to  treat  corrugated
packaging board for military and commercial applications, for particle board, chip board, and paneling in mobile
homes.  The  Company's   shares were traded  on  the  NASDAQ
exchange   until April 25,  1989.  The  Company   was   most
closely   aligned  to   the  lumber industry   because   its
products   were   used   to  treat  lumber    and  products,
such as corrugated board, which are derived from lumber. On September 11, 1989, the Registrant filed a petition, No. 89-
97155,  in  the U.S. Bankruptcy Court for the   District  of
New   Jersey. This was converted from a Chapter  11   to   a
Chapter    7    petition    on  December  18,  1989.    This
bankruptcy  proceeding  endured  for  four  years  and   ten
months. On July 12, 1994, the Registrant's Petition was declared closed and the Trustee was discharged. Since July 12, 1994, the Registrant has been totally inactive.
                  PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Not Applicable


Item 4. Submission of matters to a vote of Security Holders.

On  June  13,  1996,  Proxy Statements were  mailed  to  all security holders. These asked the stockholders to do the following: (1) ratify the act of reinstating the original charter of ARNOX Corporation; (2)authorize Capston Network Co. and its authorized representatives, Ms. Sally Fonner and Norman Sirak, to file 10 K and 10 Q reports on behlafof the Company and bring it current with its reporting requirement;
(3)authorize Capston Network Co. and its authorized representatives to seek out a qualified purchaser for ninety percent of the company's issued stock; (4)approve in
principle a restructuring   of   Arnox   whereby   existing
shareholders would accept a ten-for one reverse split, simultaneous with the issuance of a ninety percent block of stock to a qualified purchaser; (5)approve of Ms. Sally Fonner acting on behalf of the company for a two year term or until a qualified purchaser can be found that can imbue the company with new managment, whichever happens first; and (6)approve of moving the company's place of business to St. Petersburg, Florida.

The  deadline  for submitting proxy statements  is  July  3,
1996, so no official result can be reported within this quarter. However, returned votes were heavily in favor of approving all of the above matters, at period's closing.

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

ARNOX Corporation Date: 7/09/96
By___________________

Sally Fonner,Director,
President and  Chief
Financial Officer

      Pursuant to the requirements of the Securities
Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 7/09/96
By__________________
Sally Fonner, Director,
President and Chief
Financial Officer