Form 10-Q
period 1996-09-30
ARNOX CORP
filed 1996-10-07
CIK 742814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                          FORM 1O-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the period ended  September 30, 1996
                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to
_____________

                Commission File Number 0-14724

                      ARNOX CORPORATION
     Delaware                                    06-1094094
(state or other jurisdiction of           (IRS Employer
incorporation of organization)           identification No.)

 1612 N. Osceola Avenue
 Clearwater, Florida
34615
(Address of Principal Executive Offices)     (Zip Code)

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

Common Stock 3,439,247 shares. This number includes 22,222 shares which were issued 4/15/89. The previous number was the one from the last 10-K filed by ARNOX before the bankruptcy. The transfer agent confirmed this number as of 9/9/96.


                        PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               ARNOX CORPORATION
                           (a Dormant State Company)
                 for the quarter ending  September 30, 1996

 Assets Organization Cost                       $3,439.00

      Totals Assets                             $3,439.00

Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized, 3,439,247 shares
issued and outstanding                          $3,439.00
Additional Paid in Capital                           0.00
Deficit accumulated during development stage         0.00

Total Shareholders' Equity                      $3,439.00

Total Liabilities and Shareholders Equity       $3,439.00



                               ARNOX CORPORATION
                            (a Dormant State Company)
    Income Statements for the quarter ending  September 30, 1996


1996

Revenues and Expenses                    $   0.00

                               ARNOX CORPORATION
                           (a Dormant State Company)
                        Statements of Shareholder's Equity
                  for the quarter ending  September 30, 1996

Common Stock
(3,439,247 shares issued & outstanding)   $3,439.00
Additional Paid in Capital                     0.00
Accumulated Deficit                            0.00
Balance  Jan 1                             3,439.00
Net Income/(loss) for the year                 0.00
Balance September 30                      $3,439.00

Item 2. Management Discussion and Analysis of Financial
Condition and Results of Operations.

The Registrant was incorporated on October 17, 1983 in the State of Delaware. The Company's business consisted of developing, manufacturing, marketing and licensing fire retardant products. These fire retardant products were marketed under the trade name ARNOX FR. The Company's fire retardant chemicals were used to treat corrugated packaging board for military and commercial applications, for particle board, chip board, and paneling in mobile homes. The Company's shares were traded on the NASDAQ exchange until April 25, 1989. The Company was most closely aligned to the lumber industry because its products were used to treat lumber and products, such as corrugated board, which are derived from lumber. On September 11, 1989, the Registrant filed a petition, No. 89-97155, in the US Bankruptcy Court for the District of New Jersey. This
was converted from a Chapter 11 to a Chapter 7 petition on December 18, 1989. This bankruptcy proceeding endured for four years and ten months. On July 12, 1994, the Registrant's Petition was declared closed and the Trustee was discharged. Since July 12, 1994, the Registrant has been totally inactive.

At   the  end  of  this  year's  third  quarter,  ARNOX   is
reinstated  and  is  in  good standing  with  its  state  of incorporation. It is current with its SEC filings and we have reinstated the original stock transfer agent, Continental Stock Transfer and Trust ARNOX is currently seeking a merger partner.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In  another matter, unrelated to ARNOX,  Mr. Sirak was   the
subject to Administrative Proceeding by the Commission, File No. 3-1911. The Commission on 09/27/96, imposed a cease-and-desist order and imposed remedial sanctions which result in an Order that Sirak be barred from participating in an offering of any penny stock; and cease and desist from committing or causing any violations of Section 17(a) of the Securities Act and Section 10 (b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Given ARNOX's current business plans, there appears to be no conflict with the
Commission's   Order and Mr. Sirak being ARNOX's   attorney.
ARNOX   confirms that Mr. Sirak will continue as  its  legal
counsel.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of matters to a vote of Security Holders.

On  June  13,  1996,  Proxy Statements were  mailed  to  all security holders. These asked the stockholders to do the following: (1) ratify the act of reinstating the original charter of ARNOX Corporation; (2)authorize Capston Network Co. and its authorized representatives, Ms. Sally Fonner and Norman Sirak, to file 10 K and 10 Q reports on behalf of
the   Company  and  bring  it  current  with  its  reporting
requirement; (3)authorize  Capston  Network  Co.   and   its
authorized representatives to seek out a qualified purchaser
for  ninety  percent   of   the  company's   issued   stock;
(4)approve    in  principle  a  restructuring    of    ARNOX
whereby    existing shareholders  would  accept   a  ten-for
one   reverse   split, simultaneous with the issuance  of  a
ninety  percent block  of stock  to  a  qualified purchaser;
(5)approve of Ms. Sally Fonner acting on behalf of the company for a two year term or until a qualified purchaser
can  be  found  that  can   imbue  the   company   with  new
management, whichever happens first; and (6)approve of moving the company's place of business to St. Petersburg,
Florida.   The   deadline  for submitting  proxy  statements
was July 3, 1996. The above matters were approved and an 8-K filed with the results.

Item 5. Market for Registrant's Common Equity

ARNOX , through Public Securities, Inc., on 9/30/96 submitted a new 15c2-11 to NASD. This is another step in restoring ARNOX to a fully functional public company.

     SIGNATURES

Pursuant to the requirements of Section 13 or  15(d) of  the
Exchange Act of 1934, the Registrant has duly caused this
report   to  be   signed   on   its  behalf  by    the
undersigned, thereunto duly authorized.

ARNOX Corporation Date: 10/06/96
By ___________________
Sally Fonner, Director,
President and  Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 10/06/96
By __________________
Sally Fonner, Director,
President and Chief
Financial Officer