Form 10-K
period 1996-12-31
ARNOX CORP
filed 1997-02-13
CIK 742814

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                        ____________

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
               Commission File Number  0-14724

                      ARNOX CORPORATION
   (Exact name of Registrant as specified in its charter)

   Delaware                                   06-1094094
   (state or other jurisdiction of          (IRS Employer
   incorporation of organization)          identification No.)

                   1612 N. Osceola Avenue
                  Clearwater, Florida 34615
       (Address of Principal Executive Offices) (Zip Code)
       Registrant's telephone number, including area code:
                        (813) 443 3434
 Securities Registered pursuant to Section 12(g) of the Act
          Common Stock, par value $.001  per share.

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

                          Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 3,439,247 (according to the records of the transfer agent, Continental Stock Transfer and Trust Company as of September 9, 1996). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years.

     PART I

Item 1. Business

Corporate Background Information

      ARNOX CORPORATION (the "Registrant") was incorporated on October 17, 1983 under the laws of the State of DELAWARE. The Company's business consisted of specializing in the culturing of mammalian cells and the production of cellular proteins, such as antibodies, blood factors, enzymes and hormones. The Registrant conducted an initial public offering of its Common Stock in October, 1985 pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to
Section  12(g) of the Securities Exchange Act of  1934  (the
"Exchange Act").

      After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on September 11, 1989. This proceeding was filed in with the U.S. Bankruptcy Court for the District of New Jersey and designated as Case # 89-97155. On
December 18, 1989, the Company's Chapter 11 case was voluntarily converted to a case in Chapter 7 which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and had not engaged in any business activities since September, 1989. The Registrant was totally inactive from July 12, 1994 to June 13, 1995.

      During the pendancy of the Bankruptcy, the Company neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1990. Similarly, the Company neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the National Quotation Bureau, the last published quotation for the Company's Common Stock was posted by Gruntal & Co., Inc., one of the Company's market makers, on March 5, 1990. At that time, the published quote was $.01 bid and .10 asked. There have been no published quotations for the Company's Common Stock since March 5, 1990.

     Acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general,
Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

       After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes.
Therefore,  Capston  paid all past due  franchise  taxes  on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). This Certificate was filed in the office of the Secretary of State of the State of Delaware on June 10, 1996 and at the date of this filing the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

      On June 13, 1996, Capston Network Company, acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Company, Capston filed a 10-K for the years ending December 31, 1989-1995. On the same day, Capston filed a proxy seeking approval and ratification of its actions, along with approval to seek a suitable business transaction. After receiving comments from both the Accounting and Corporate Finance divisions, Capston filed an amended 10-K with included an audit at the close of bankruptcy. In July, 1996, the Company filed an 8-K reporting the positive results of the proxy.

         To date a suitable business transaction has not secured. in a Proxy Statement dated June 13, 1996, Capston Network Company ("Capston") sought stockholder approval of a financial restructuring plan for ARNOX that contemplated a 1 for 10 reverse split and the issuance of a 90% equity interest in the Company to the stockholders of an unidentified privately-held company. The plan proposed by Capston was approved by the holders of a majority of the issued and outstanding common stock of the Company and Capston has been actively seeking a business combination opportunity for the Company since August 16, 1996.

         As a result of conversations with the management of several potential acquisition candidates, Capston has determined that the original plan has a number of features that will make difficult, if not impossible, to arrange a suitable business combination transaction. First, the plan approved by the Stockholders does not provide for an optimal capital structure for the Company. Instead, it leaves the existing capital structure of the Company intact. Second, that plan does not provide for the payment of finders fees and other third-party costs in the event that a suitable business combination opportunity is identified and a combination transaction is negotiated. Third, that plan does not provide for any payments to Capston in the event that a suitable business combination opportunity is identified and a combination transaction is negotiated. Finally, the plan does not authorize Capston to enter into a transaction on behalf of the Company. Rather it merely authorizes Capston to seek out a suitable business combination and then present the details of the proposed transaction for a second stockholder vote.

     As a result of these discussions, Capston has developed a revised plan (the "REVISED PLAN") whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. It is intended by Capston to have a Proxy mailed to the shareholders detailing the REVISED PLAN in February, 1997.

Proposed Operations

      While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since September 1989, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Registrant will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

      Capston believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing the a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

      If the "Revised Plan is approved by the Stockholders, the Registrant will continue to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Registrant. Although Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

      Capston and its officers, directors and consultants anticipate that the selection of a business opportunity for the Registrant will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

      Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston anticipates that the Registrant will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Registrant to offset potential losses from one venture against gains from another. Moreover, due to the Registrant's lack of any meaningful financial, managerial or other resources, Capston believes the Registrant will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

      In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition.

      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Registrant may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Registrant may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code") In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Registrant would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Registrant intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Registrant and any target company.

      As part of the Registrant's investigation of potential business opportunities, Capston and its officers, directors and consultants will ordinarily meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Registrant's limited resources and Capston's limited expertise. The manner in which the Registrant participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Registrant and other parties and the relative negotiating strength of the Registrant and such other management.

      With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Registrant which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's current Stockholders.

      Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Registrant of the related costs incurred.

Item 2. Properties

      None.

Item 3. Legal Proceedings

      None.

Item 4.  Submission  of  matters to a vote of Security
Holders

      None.

     PART II

Item 5. Market for Registrant's Common Equity

There has been no active trading in the Registrant's security for over five years. It does not currently have a market maker. It does have a new symbol which is ARXC.

Item 6. Selected Financial Data.


     Operating Revenues           1992    1993   1994 1995   1996
Income (Loss) from
Continuing Operation                0       0      0     0     0
Income (Loss) from
Continuing Operations
Per Share                           0       0     0      0     0

Total Assets                        0       0     0      0     0
    Long Term Obligations           0       0     0      0     0
Cash Dividends Declared             0       0     0      0     0
       Per Common Share

Item 7. Management Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

      For the past eight months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the CompanyOs experience during this period confirms that demand for well structured clean public shells is strong. Over the last eight months, the Company has been evaluated by a number of potential acquisition candidates. In each case, however, the Company has been rejected as unsuitable because (1) the Capital structure of the Company was not suitable, (2) Capston lacked the authority to negotiate a binding transaction for the Company, and (3) any proposed business combination would entail the cost and delay of preparing a business combination proxy statement and holding an additional stockholders meeting with no assurance that the proposed business combination would be approved by the stockholders. Therefore, it became clear that needed to propose a revised plan to the stockholders. Management intends to seek stockholder approval of the Revised Plan described elsewhere herein at the earliest practicable date.

Financial Condition

      As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996. It is the intention of management to seek stockholder approval of a Revised Plan whereby the Company will be restructured as a Oclean public shellO for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its effforts to negotiate such a transaction.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the two preceeding years. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

      During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Company. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report on Form 10-K, the Company has not begun seeking any acquisition.

     Management anticipates that Capston, will advance minor administrative expenses up to approximately $5,000. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

      At the present time, management has no plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Company under applicable federal and state laws.

      Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.


Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the Financial Statements attached.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

      The Registrant's financial statements for the years ended December 31, 1988 were audited by the firm of Crowe. Chizek and Company, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements from December 31,1989 through December 31, 1995. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended 1995, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1995, and the subsequent interim period preceding the appointment of Crowe. Chizek and Company, CPA, there were no reportable disagreements between the Registrant and the firm of Crowe. Chizek and Company, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Want & Ender audited the Registrant's financial statements for the year ended December 31, 1996.


     PART III

Item 10. Directors and Executive Officers of the Registrant

      Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, performs the duties of President, Secretary, Treasurer and Sole Director of the Registrant pending a Special Meeting of the Stockholders which is expected to be scheduled in March, 1997. At that Meeting, Ms. Fonner intends to seek re-election for a term of office that is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management.

Item 11. Executive Compensation.

      No officer or director of the Registrant has received any compensation for services performed during the past three years and no future compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Registrant's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Title of Class    Name / Address   Amount of             Percent of
                                    Beneficial Owner    Beneficial Owner

Common          George W. Schiele   1,170,162             34.25%
                19 Hill Road
                Greenwich, CT.
                06830
                James M. Fail         476,018             13.93%
                c/o NPL Corp.
                1700 Daniel Bldg.
                Birmingham, Al.
                35233
                Edmund A. Hajim        241,984            7.08%
                c/o  Furman Selz
                230 Park Avenue
                New York, N.Y.
                10169
                Timothy M. Burke        197,162          5.77%
                2131 Stateline Road
                Niles, Michgan
                49120
                Capston Network
                Company                     884            -
                1612 N. Osceola Avenue
                Clearwater, Florida 34615

The above information, with the exception of Capston, is taken from the last filed 10-K for December 31. 1988.

Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and
Reports.

Financial statements filed with this report:

     Independent Auditor's report for December 31, 1996.
      Balance Sheet of December 31, 1996
      Statements of Income for December 31, 1996
      Shareholders Equity for December 31, 19956


   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX
Date:     2/13/96              By______/S/______________
                                   Sally Fonner,
                                   Acting Director,
                                   Acting President
                                   and Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this  report has been signed  below  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : 2/13/96                 By_______/S/______________
                               Sally Fonner,
                               Acting Director
                               Acting President
                               and Acting Chief Financial Officer

WANT & ENDER, CPA, P.C.
Certified Public Accountants              37 East 26th Street, 8th floor
                                          New York, NY 10016
Martin Ender, CPA                         Telephone (212) 684-2414
Stanley Z. Want, CPA, CFP                 Fax (212) 684-5433

Independent Auditor's Report

To the Shareholders and Board of Directors
ARNOX CORPORATION

We have audited the accompanying balance sheet of ARNOX CORPORATION (A Dormant State Company) at December 31, 1996 and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARNOX CORPORATION (A Dormant State company) at December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/

Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
February 6, 1997

                      ARNOX CORPORATION
                  (a Dormant State Company)
                      Balance Sheets
                     December 31,  1996

                                              1996
 Assets

     Organization Cost                       $ 0.00

          Total Assets                       $ 0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000.00 shares authorized,
 3,439,247.00 shares issued and outstanding        $0.00
Additional Paid in Capital                         $0.00
Deficit accumulated during development stage       $0.00

Total Shareholders' Equity                         $0.00
Total Liabilities and Shareholders Equity          $0.00

                      ARNOX CORPORATION
                  (a Dormant State Company)
                      Income Statements

            for the year ending December 31,1996




1996

Revenues and Expenses                                  $0.00

                      ARNOX CORPORATION
                  (a Dormant State Company)
             Statements of Shareholder's Equity
            for the year ending December 31, 1996

                                               1996

Common Stock
(3,439,247 shares issued & outstanding)                $0.00
Additional Paid in Capital                             $0.00
Accumulated Deficit                                    $0.00
Balance January 1                                      $0.00
Net Income/(loss) for the year                         $0.00
Balance December 31                                    $0.00

                      ARNOX CORPORATION
                  (A Dormant State Company)

                      December 31, 1996

Note 1.  NATURE OF BUSINESS

ARNOX, (A Dormant State Company), was incorporated on October 17, 1983, under the laws of the State of Delaware. The Company's shares were traded on the NASDAQ exchange until April 25, 1989. On September 11, 1989, the Company filed a petition, No. 89-97155, in the U.S. Bankruptcy Court for the District of District Of New Jersey. On July 12, 1994 the Registrant's Petition was declaredclosed and the Trustee was discharged. The Company remained inactive until on
June  10,  1996,  when Capston   Network   Company,  a
stockholder,   successfully reinstated  the  Registrant  under
its  original   Delaware Charter and  through a proxy filed
June 13, 1996 became  the Company's management.

Note 2.  The proxy dated June 13, 1996 provided that Capston
Network Company would assume all expenses for ARNOX on a non-recoverable basis except as fees paid by a purchaser.

Note 3.  RELATED PARTY TRANSACTIONS

The  Capston  Network  Company  owns  884  shares  in  ARNOX
CORPORATION.