Form 10KSB/A
period 1996-12-31
ARNOX CORP
filed 1997-03-12
CIK 742814

8                             8
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-KSB/A-1

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [Fee Required]FOR THE YEAR ENDED DECEMBER 31, 1996

[EE]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 Commission File Number 0-14724

                        ARNOX CORPORATION
         (Name of small business issuer in its charter)

Delaware                                     06-1094094
(state or other jurisdiction of incorporation or organization)
(IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida    34615
(Address of principal executive offices)     (Zip Code)

IssuerOs telephone number:                 (813) 443 3434

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share.

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]No []

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of IssuerOs knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                            []

    The issuerOs revenues for its most recent fiscal year were $0.

    The aggregate market value of the 3,437,473 shares of Common Stock, $.01 par value per share, held by non-affiliates of the Issuer, based on the closing sale price on February 28, 1997 of $0.00 per share, was $0.00. The number of shares of the Common Stock, outstanding on February 28, 1997 was 3,438,363.

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                Yes []  No [X]

               DOCUMENTS INCORPORATED BY REFERENCE

   Not Applicable.
 PART I

Item 1. Description of Business

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

Item 2. Description of Property

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996.

Item 3. Legal Proceedings

   Not Applicable

Item 4. Submission of matters to a vote of Security Holders

   Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

    There has been no active trading in the Issuer's common stock for over five years. The Issuer does not currently have a market maker. It does, however, have a new symbol which is ARXC.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    For the past eight months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well structured clean public shells is strong. Over the last eight months, the Company has been evaluated by a number of potential acquisition candidates. In each case, however, the Company has been rejected as unsuitable because (1) the Capital structure of the Company was not suitable, (2) Capston lacked the authority to negotiate a binding transaction for the Company, and
(3) any proposed business combination would entail the cost and delay of preparing a business combination proxy statement and holding an additional stockholders meeting with no assurance that the proposed business combination would be approved by the stockholders. Therefore, it became clear that needed to propose a revised plan to the stockholders. Management intends to seek stockholder approval of the Revised Plan described elsewhere herein at the earliest practicable date.

Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996. It is the intention of management to seek stockholder approval of a Revised Plan whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.

Plan of Operation.

    The Company has not engaged in any material operations or had any revenues from operations during the two preceding years. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

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

Item 7. Financial Statements.

   For the information called for by this Item, see the Financial Statements attached.

Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

    The Registrant's financial statements for the years ended December 31, 1988 were audited by the firm of Crowe, Chizek and
Company, Certified Public Accountants. As a result of the bankruptcy proceedings discussed elsewhere herein, the Registrant did not prepare financial statements for the years ended December
31,1989 through December 31, 1994.    In connection with the revival
and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended December 31, 1995 and to serve as the Registrant's auditor in the future. During the fiscal year ended 1988, and the subsequent periods preceding the appointment of Want & Ender, CPAs, there were no known reportable disagreements between the Registrant and the firm of Crowe, Chizek and Company, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors and Executive Officers of the Registrant

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

Item 10. Executive Compensation.

    No officer or director of the Registrant has received any compensation for services performed during the past three years and no future compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Registrant's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

    The following table presents certain information regarding the beneficial ownership of the Company's equity securities at February 28, 1997 by (i)Eeach person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii)Eeach of the Company's directors and officers, and
(iii)Eall directors and officers as a group.

                                        Number of SharesPercent of
     Name                            Beneficially Owned (1)Class
George W. Schiele                        1,170,162       34.25%
19 Hill Road
Greenwich, CT 06830

James M. Fail                              476,018       13.93%
c/o NPL Corp.
1700 Daniel Bldg.
Birmingham, AL 35233

Edmund A. Hajim                            241,984        7.08%
c/o Furman Selz
230 Park Avenue
New York, NY 10169

Timothy M. Burke                          197,162         5.77%
2131 Stateline Road
Niles, Michgan 49120

Capston Network Company                        884            -
1612 N. Osceola Avenue
Clearwater, Florida 34615

(1)Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.

    The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB, however, the Issuer's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston in the event that the plan of reorganization described therein is approved by the Stockholders.

Item 12. Certain Relationships and Related Transactions

   No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

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

ARNOX
Date: _______________    By____________________
                         Sally Fonner,
                         Director
                         President
                         and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ______________    By_____________________
                         Sally Fonner,
                         Director
                         President
                         and Chief Financial Officer

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



Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
March  3, 1997

                        ARNOX CORPORATION
                    (a Dormant State Company)
                         Balance Sheets
                        December 31, 1996

                                               1996         1995
 Assets


Organization Cost                              $0.00        $0.00

 Total Assets                                   0.00         0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000.00 shares authorized,
 3,439,247.00 shares issued and outstanding      0.00        0.00
Preferred Stock par value at $.01                0.00        0.00
-0- shares issued and outstanding                0.00        0.00
Additional Paid in Capital                    7,440.36       0.00
Deficit accumulated during development stage
                                             (7,440.36)      0.00

Total Shareholders' Equity                      $0.00        0.00
Total Liabilities and Shareholders Equity       $0.00        0.00

         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
                        Income Statements

              for the year ending December 31,1996



                                  1996         1995
                              Current year   12-31-95
                              ____________   ________

Revenues                       $  0.00        $ 0.00

Administrative Expenses        $ 7,440.36     $ 0.00


Net Income/Loss for the year   $(7,440.36)    $ 0.00


         See accompanying notes to financial statements


                        ARNOX CORPORATION
                    (a Dormant State Company)
               Statements of Shareholder's Equity
                        December 31, 1996

                                                   1996            1995

Common Stock                                $       0.00         $  0.00
(3,439,247 shares issued & outstanding)
Additional Paid in Capital                       7,440.36           0.00

Balance January 1                                   0.00
Net Income/(loss) for the year                  (7,440.36)          0.00
Balance December 31                          $      0.00         $  0.00













         See accompanying notes to financial statements


                        ARNOX CORPORATION
                    (A Dormant State Company)

                        December 31, 1996

Note 1. NATURE OF BUSINESS

ARNOX, (A Dormant State Company), was incorporated on October 17, 1983, under the laws of the State of Delaware. The Company's shares were traded on NASDAQ until April 25, 1989. On September 11, 1989, the Company filed a petition, No. 89-97155, in the U.S. Bankruptcy Court for the District of District Of New Jersey. On July 12, 1994 the Registrant's Petition was declared closed under Chapter 7 and the Trustee was discharged. The Company remained inactive until on June 10, 1996, when Capston Network Company, a stockholder, successfully reinstated the
Registrant under its original Delaware Charter and through a proxy filed June 13, 1996 became the Company's management. As disclosed in the form 10-K, the Company's case under Chapter 11 of Bankruptcy Act was voluntarily converted to Chapter 7 on December 18, 1989. As a result of this conversion, all of the Company's assets and liabilities became assets of the bankruptcy and the Company ceased operations. Since all activities subsequent to the date of conversion were conducted by the Trustee, rather than the Company, the Company remained with no assets or liabilities and the business ceased operations during the years ended December 31, 1992, 1993 and 1994.

Note 2. The proxy dated June 13, 1996 provided that Capston Network Company would assume all expenses for ARNOX on a non-recoverable basis except as fees paid by a purchaser. The Company has no liability for the expenses incurred by Capston.
Capston has full responsibility for the payment of all expenses occurring as a result of Capston's efforts on ARNOX's behalf. Any reimbursement received by Capston for those expenses will be through a business combination and paid by someone other ARNOX.

Note 3. RELATED PARTY TRANSACTIONS

The Capston Network Company owns 884 shares in ARNOX CORPORATION.