Form 10-Q/A
period 1996-03-31
ARNOX CORP
filed 1997-03-14
CIK 742814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 1O~Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.
                   For the period ended March 31, 1996

                                       or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____

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

Common Stock 3,439,247 shares.



                PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ARNOX CORPORATION
                  (a Dormant State Company)
              for the quarter ending March 31, 1996

Assets Organization Cost                         $     0.00

          Totals Assets                                0.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized,3,417,025 shares
issued and outstanding                                 0.00
Additional Paid in Capital                             0.00
Deficit accumulated during development stage     $     0.00

Total Shareholders' Equity                             0.00
Total Liabilities and Shareholders Equity         $    0.00



                        ARNOX CORPORATION
                    (a Dormant State Company)
   Income Statements for the quarter ending March 31, 1996

                                                    1996

Revenues and Expenses                             $   0.00



                      ARNOX CORPORATION
                 (a Dormant State Company)
                Statements of Shareholder's Equity
               for the quarter ending March 31, 1996

Common Stock
(3,439,247 shares issued & outstanding)          $     0.00
Additional Paid in Capital                       $     0.00
Accumulated Deficit                              $     0.00
Balance  Jan 1                                   $     0.00
Net Income/(loss) for the year                   $     0.00
Balance March 31                                 $     0.00

Item 2. Management Discussion and Analysis of Financial
Condition and Results of Operations.


The   Registrant was incorporated on October 17,1983 in  the
State    of Delaware.   The Company's   business   consisted
of    developing, manufacturing,   marketing  and  licensing
fire  retardant    products. These fire retardant   products
were marketed  under  the trade name Arnox FR. The Company's
fire  retardant   chemicals were used  to  treat  corrugated
packaging board for military and commercial applications, for particle board, chip board, and paneling in mobile
homes.  The  Company's   shares were traded  on  the  NASDAQ
exchange   until April 25,  1989.  The  Company   was   most
closely   aligned  to   the  lumber industry   because   its
products   were   used   to  treat  lumber    and  products,
such as corrugated board, which are derived from lumber. On September 11, 1989, the Registrant filed a petition, No. 89-
97155,  in  the U.S. Bankruptcy Court for the   District  of
New   Jersey. This was converted from a Chapter  11   to   a
Chapter  7  petition  on December 18,1989.  This  bankruptcy
proceeding  endured  for  four  years  and   ten months.  On
July   12,  1994, the Registrant's  Petition   was  declared
closed  and  the  Trustee  was discharged. Since   July  12,
1994, the  Registrant has been totally inactive.

ARNOX does not accrue any liability for the expenses incurred with Capston's activities to bring ARNOX current with all of its reporting and filings requirements or in connection with services rendered prior to closing of the a business combination. Moreover, any such reimbursement will be subject to the express approval of the owners of the business opportunity acquired by the Company.

This  interim  financial statement reflects all  adjustments which  are, in the management, necessary to a fair statement
of   the   Company's  financial  position  and  results   of
operations for this period.


                  PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Not Applicable


Item 4. Submission of matters to a vote of Security Holders.

None

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

ARNOX Corporation                  Date: 03/13/97
By___________________

Sally Fonner,Director,
President and  Chief
Financial Officer

        Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 03/13/97
By__________________
Sally Fonner, Director,
President and Chief
Financial Officer