Form 10-Q/A
period 1996-06-30
ARNOX CORP
filed 1997-03-14
CIK 742814

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

Assets Organization Cost                         $     0.00

          Totals Assets                                0.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized,3,439,247 shares
issued and outstanding                                 0.00
Additional Paid in Capital                         3,417.00
Deficit accumulated during development stage      (3,417.00)

Total Shareholders' Equity                             0.00
Total Liabilities and Shareholders Equity         $    0.00



                        ARNOX CORPORATION
                    (a Dormant State Company)
   Income Statements for the quarter ending June 30, 1996

                                                    1996

Revenues and Expenses                             $   0.00



                      ARNOX CORPORATION
                 (a Dormant State Company)
                Statements of Shareholder's Equity
               for the quarter ending June 30, 1996

Common Stock
(3,439,247 shares issued & outstanding)          $     0.00
Additional Paid in Capital                       $     0.00
Accumulated Deficit                              $     0.00
Balance  Jan 1                                   $     0.00
Net Income/(loss) for the year                   $(3,417.00)
Balance June 30, 1996                            $     0.00

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