Form 10-Q/A
period 1996-09-30
ARNOX CORP
filed 1997-03-14
CIK 742814

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

  1612 North Osceola Avenue
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

Assets Organization Cost                         $     0.00

          Totals Assets                                0.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized,3,439,247 shares
issued and outstanding                                 0.00
Additional Paid in Capital                         6,017.00
Deficit accumulated during development stage      (6,017.00)

Total Shareholders' Equity                             0.00
Total Liabilities and Shareholders Equity         $    0.00



                        ARNOX CORPORATION
                    (a Dormant State Company)
  Income Statements for the quarter ending September 30,1996

                                                    1996

Revenues and Expenses                             $   0.00



                      ARNOX CORPORATION
                 (a Dormant State Company)
                Statements of Shareholder's Equity
               for the quarter ending September 30, 1996

Common Stock
(3,439,247 shares issued & outstanding)          $     0.00
Additional Paid in Capital                       $     0.00
Accumulated Deficit                              $     0.00
Balance  Jan 1                                   $     0.00
Net Income/(loss) for the year                   $(6,017.00)
Balance September 30, 1996                       $     0.00

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


                  PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In  another matter, unrelated to ARNOX,  Mr. Sirak was   the
subject to Administrative Proceeding by the Commission, File No. 3-1911. The Commission on 09/27/96, imposed a cease-and-desist order and imposed remedial sanctions which result in an Order that Sirak be barred from participating in an offering of any penny stock; and cease and desist from committing or causing any violations of Section 17(a) of the Securities Act and Section 10 (b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Given ARNOX's current business plans, there appears to be no conflict with the
Commission's  Order and Mr. Sirak being  ARNOX's    attorney
and representative. However,as of September 24, 1996, Mr. Sirak has resigned from all positions with ARNOX due to unrelated business matters.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

      Not Applicable


Item 4. Submission of matters to a vote of Security Holders.

The   June   13,  1996,  Proxy proposals which were   mailed
to  all security  holders were approved.

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