Form 10-Q/A
period 1996-09-30
ARNOX CORP
filed 1997-03-31
CIK 742814

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

Assets Organization Cost                         $     0.00

          Totals Assets                                0.00
Liabilities and Shareholder's Equity
Stockholders' Equity
Common Stock par value at $0.00001 per share
10,000,000 shares authorized,3,439,247 shares
issued and outstanding                                 0.00
Additional Paid in Capital                            0.00

Total Shareholders' Equity                             0.00
Total Liabilities and Shareholders Equity         $    0.00



                        ARNOX CORPORATION
                    (a Dormant State Company)
  Income Statements for the quarter ending September 30,1996

                                                    1996

Revenues and Expenses                             $   0.00



                      ARNOX CORPORATION
                 (a Dormant State Company)
                Statements of Shareholder's Equity
               for the quarter ending September 30, 1996

Common Stock
(3,439,247 shares issued & outstanding)          $     0.00
Additional Paid in Capital                       $     0.00
Accumulated Deficit                              $     0.00
Balance  Jan 1                                   $     0.00
Net Income/(loss) for the year                   $    (0.00)
Balance September 30, 1996                       $     0.00


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

ARNOX does not accrue any liability for the expenses incurred with Capston's activities to bring ARNOX current with all of its reporting and filings requirements or in connection with services rendered prior to closing of the a business combination. Moreover, any such reimbursement will be  subject  to  the express approval of the owners  of  the
business opportunity acquired by the Company.     To date, Capston
has expendited $6,017 for administrative items concerning ARNOX.

At   the  end  of  this  year's  third  quarter,  ARNOX   is
reinstated  and  is  in  good standing  with  its  state  of
incorporation.   It is current with its SEC filings  and  we
have   reinstated   the  original  stock   transfer   agent,
Continental  Stock Transfer and  Trust.      Capston is  seeking
suitable  acquisitions  for  ARNOX,  but  have  none   under
consideration.

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

The   June   13,  1996,  Proxy proposals which were   mailed
to   all security  holders were approved.  These  asked  the
stockholders to  do  the  following:

(1)ratify the act of reinstating the original charter of ARNOX Corporation; (2)authorize Capston Network Co. and its authorized representatives, Ms. Sally Fonner and Norman Sirak, to file 10 K and 10 Q reports on behalf of the Company and bring it current with its reporting requirement; (3)authorize Capston Network Co. and its authorized representatives to seek out a qualified purchaser for ninety percent of the company's issued stock;
(4)approve in principle a restructuring of Arnox whereby existing shareholders would accept a ten-for one reverse split, simultaneous with the issuance of a ninety percent block of stock to a qualified purchaser;
(5)approve of Ms. Sally Fonner acting on behalf of the company for a two year term or until a qualified purchaser can be found that can imbue the company with new managment, whichever happens first; and (6)approve of moving the company's place of business to St. Petersburg, Florida.

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

ARNOX Corporation                  Date: 03/31/97
By________/S/___________

Sally Fonner,Director,
President and  Chief
Financial Officer

        Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 03/31/97
By_______/S/___________
Sally Fonner, Director,
President and Chief
Financial Officer