Form 10-K/A
period 1996-12-31
ARNOX CORP
filed 1997-03-31
CIK 742814

15                           15

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

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,
 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court..

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

      After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on September 11, 1989. This proceeding was filed in with the U.S. Bankruptcy Court for the District of New Jersey and designated as Case # 89-97155. On
December 18, 1989, the Company's Chapter 11 case was voluntarily converted to a case in Chapter 7 which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and had not engaged in any business activities since September, 1989. The Registrant was totally inactive from July 12, 1994 to
   June 7, 1996.

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

       After   reviewing  the  applicable   files,   Capston
determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes.
Therefore,  Capston  paid all past due  franchise  taxes  on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the  authority  granted by Section 312(h). This  Certificate was  filed  in the office of the Secretary of State  of  the
State  of Delaware on    June 7, 1996     and at the date of  this
filing   the  Company  is  lawfully  incorporated,   validly
existing and in good standing under the laws of the State of Delaware.

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

     As a result of these discussions, Capston has developed a revised plan (the "REVISED PLAN") whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets. It is intended by Capston to have a Proxy mailed to the shareholders detailing the REVISED PLAN in
   April    , 1997.

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

      If the "Revised Plan" is approved by the Stockholders, the Registrant will continue to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a
suitable    privately-held   company   or   other   business
opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and
abilities  of  Capston  and  its  officers,  directors   and
consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Registrant. Although Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance
as   to   how  much  time  will  elapse  before  a  business
combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

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

Item 6. Selected Financial Data.


Operating Revenues           1992   1993   1994   1995  1996
Income (Loss) from
Continuing Operation           0       0      0      0     0
Income (Loss) from
Continuing Operations
Per Share                      0       0      0      0     0

Total Assets                   0       0      0       0    0
    Long Term Obligations      0       0      0       0    0
Cash Dividends Declared
       Per Common Share        0       0      0       0    0

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


Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the
Financial Statements attached.       Given the attached
financials and discussions with Commission staff, ARNOX will be entering the Small Business Issuer System with its first quarterly filing of 1997.

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


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Title of Class  Name / Address     Amount of    Percent of
                Beneficial Owner       Beneficial Owner

Common          George W. Schiele  1,170,162     34.25%
                19 Hill Road
                Greenwich, CT.
                06830
                James M. Fail        476,018     13.93%
                c/o NPL Corp.
                1700 Daniel Bldg.
                Birmingham, Al.
                35233
                Edmund A. Hajim       241,984     7.08%
                c/o  Furman Selz
                230 Park Avenue
                New York, N.Y.
                10169
                Timothy M. Burke      197,162     5.77%
                2131 Stateline Road
                Niles, Michgan
                49120
                Capston Network
                Company                   884        0.026%
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

Item 14. Exhibits, Financial Statement Schedules and
Reports.

Financial statements filed with this report:

     Independent Auditor's report for December 31, 1996.
      Balance Sheets of December 31, 1996
      Income Statements for December 31, 1996
      Statement of  Shareholders' Equity for December 31, 1996
      Statement of Cash Flows Ended December 31, 1996

   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX
Date: ____3/31/97____              By_____/S/____________
                                   Sally Fonner,
                                   Director
                                   President
                                   and  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this  report has been signed  below  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ___3/31/97_______         By_______/S/______________
                                 Sally Fonner,
                                 Director
                                 President
                                 and  Chief Financial Officer
 WANT & ENDER, CPA, P.C.
Certified Public Accountants            37 East 26th Street, 8th floor

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

     /S/

Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
   March  26, 1997

                      ARNOX CORPORATION
                  (a Dormant State Company)
                       Balance Sheets
                      December 31, 1996

                                                 1996         1995
 Assets


Organization Cost                               $0.00        $0.00

 Total Assets                                    0.00         0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000.00 shares authorized,
 3,439,247.00 shares issued and outstanding      0.00         0.00
                                                ________ __________

Total Shareholders' Equity                     $ 0.00         0.00
                                               _________ __________

Total Liabilities and Shareholders Equity      $ 0.00         0.00
                                               ========= ==========



















       See accompanying notes to financial statements
                      ARNOX CORPORATION
                  (a Dormant State Company)
                      Income Statements

            for the year ending December 31,1996



                                  1996            1995
                              Current year   12-31-95
                              ____________   ________

Revenues                       $  0.00       $  0.00



Net Income/Loss for the year   $  0.00       $  0.00

                              ==========    =========



       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
             Statements of Shareholder's Equity
                      December 31, 1996

                                                   1995
                                   1996          12-31-95

Common Stock                 $     0.00          $   0.00
(3,439,247 shares
issued & outstanding)
Additional Paid in Capital         0.00              0.00


Balance January 1                  0.00              0.00

Net Income/(loss) for the year     0.00              0.00

Balance December 31           $    0.00              0.00
                                   ====              ====














       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
                  Statements of  Cash Flows
           For the Period Ended December 31, 1996




                            Current Year                 1995
                              12-31-96                  12-31-95

Cash Flows from Operating Activities

 Net Income                  $     0.00               $        0.00

Net Cash Provided
 (used) By Operating Activities    0.00                        0.00


Net Increase (Decrease) in Cash    0.00                        0.00
Cash at Beginning of Period        0.00                        0.00

Cash at End of Period
                             $     0.00                        0.00
                                   ====                        ====














       See accompanying notes to financial statements

                      ARNOX CORPORATION
                  (A Dormant State Company)

                      December 31, 1996

Note 1. HISTORY OF THE COMPANY

ARNOX Corporation, (A Dormant State Company), was incorporated on October 17, 1983, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in October, 1985 and in connection with an application to list its Common Stock on the NASDAQ system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the NASDAQ system until April 25, 1989.

On September 11, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy ACT (Case No. 89-97155) in the U.S. Bankruptcy Court for the District of On December 18, 1989, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case, all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since December 18, 1889.

Note 2. RESTORATION OF CORPORATE STATUS

On June 10, 1996, acting in its capacity as the holder of 884 shares (0.026%) of the Company's common stock, and
without   first   receiving   the   consent,   approval   or
authorization  of  any  other  person  assocated  with   the
Company, Capston Network Company effected a renewal, revival
and   restoration   of   the   Company's   certificate    of
incorporation pursurant to Section 312 of the General Corporation Law of Delaware. Thereafter, Capston filed a 10-K for the years ending December 31, 1989-1995, and a Proxy Statement seeking approval and ratification of its actions,
along   with  authorization  to  seek  a  suitable  business
combination transaction. This proxy statemnt was ultimately distributed to the Company's stockholders and the proposals therein were approved by the holders of a majority of the Company's issued and outstanding shares.

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of it's actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. Since (I) the expenses incurred by Capston are of indeterminate benefit to the Company (ii)there is no acquisition target under consideration at this time, and (iii) the Company will have no duty to repay such expnses absent a provision to the contrary in the agreements relating to a potential acquisition, the $7,440 expended to date by Capston has not been given any effect in the Company's financial statements.