Form 10-K/A
period 1996-12-31
ARNOX CORP
filed 1997-04-21
CIK 742814

17                           17

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

Item 4.  Submission  of  matters to a vote of Security
Holders

      None.


     PART II

Item 5. Market for Registrant's Common Equity

There has been no active trading in the Registrant's security for over five years. It does not currently have a market maker. It does have a new symbol which is ARXC.
   The last 10-K filed by the former management of the Company before bankruptcy (12/31/88) reported that as of March 30, 1989 there was 1,816 beneficial owners of record. There is no known change to the number of beneficial owners since that time.

Item 6. Selected Financial Data.


Operating Revenues      1992  1993    1994    1995   1996
Income (Loss) from
Continuing Operation     0     0       0     0     (6,814.66)
Income (Loss) from
Continuing Operations
Per Share                0       0     0       0     (.0020)

Total Assets             0       0     0       0       0
Long Term Obligations    0      0       0       0      0
Cash Dividends Declared  0      0       0       0      0
       Per Common Share

Note 1. The Company was completely inactive during the period commencing upon the filing of its petition under Chapter 7 of the Bankruptcy Code in 1989 and the restoration of its corporate charter in 1996. Accordingly there were no revenues, expenses, assets or liabilities during the years 1992 through 1996. The reported loss from operations in 1996 resulted solely from expenses incurred by Capston on behalf of the Company in connection with the restoration of the CompanyOs corporate charter and the preparation and filing of certain reports required under the Securities Exchange Act of 1934. The off-setting credit was paid-capital, leaving the liabilities and the assets of the Company at $0 as of December 31, 1996.


Item 7. Management Discussion and Analysis of Financial
Condition and Results of Operations.

Financial Condition

      As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996. The reported loss from operations in 1996 resulted solely from expenses incurred by Capston on behalf of the Company in connection with the restoration of the CompanyOs corporate charter and the preparation and filing of certain reports required under the Securities Exchange Act of 1934. It is the intention of management to seek stockholder approval of a Revised Plan whereby the Company will be restructured as a Oclean public shellO for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its effforts to negotiate such a transaction.

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

     Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy
soliicitation   or  acquistion  efforts.          Management
anticipates  that Capston, will advance minor administrative
expenses  up  to approximately $5,000.*       These  amounts
should  not exceed $50,000 in out-of-pockets costs.
In addition, if approved, additional costs associated with a business combination paid for by issuance of equity position would be for: (i) Capston of 200,000 shares, (ii)up to
9,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee . In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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


Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the
Financial Statements attached.  Given the attached
financials    and discussions with Commission staff*    ,
ARNOX will be entering the Small Business Issuer System with its first quarterly filing of 1997.

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


Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

Name and Address      Number of Shares  Percent of
of Beneficial Owner  Beneficially Owned  of Class

George W. Schiele     1,170,162             34.25%
19 Hill Road
Greenwich, CT. 06830

James M. Fail           476,018             13.93%
c/o NPL Corp.
1700 Daniel Bldg.
Birmingham, AL 35233

Edmund A. Hajim         241,984              7.08%
c/o Furman Selz
230 Park Avenue
New York, N.Y. 10169

Timothy M. Burke        197,162              5.77%
2131 Stateline Road
Niles, Michgan 49120

Capston Network Company      884             0.03%
1612 N. Osceola Avenue
Clearwater, Florida 34615

The above information, with the exception of Capston, is taken from the last filed 10-K for December 31, 1988. The transfer agent nor Capston has no information which would indicate this information is still not the best available.
Capston believes that of these individuals has sole investment and voting power with regard to the securities listed opposite his name.



Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and
Reports.

   Consolidated financial statements filed with this report:

     Independent Auditor's report for financial statements
     Consolidated Balance Sheet  December 31, 1966 and 1995
     Consolidated Statements of Operations for the year ending December 31,1996 , 1995 and the period from July 12 through December 31, 1994
     Consolidated Statement of Changes in Shareholder's
Equity/(Deficit) for the period beginning  July
12, 1994  through December 31, 1994 and the years ended
December 31, 1995 and 1996
     Consolidated Statements of  Cash Flows For the Year
Ended December 31, 1995 and 1996


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

Independent Auditor's Report

To the Shareholders and Board of Directors
ARNOX CORPORATION

We have audited the accompanying consolidated balance sheet of ARNOX CORPORATION (A Dormant State Company) at December 31, 1996 and the related consolidated statements of operations, chnages in shareholders' equity/(deficit), and cash flows for the <jpr> years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In   our   opinion,  the     consolidated          financial
statements referred to above present fairly, in all material respects, the financial position of ARNOX CORPORATION (A Dormant State company) at December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     /S/

Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
   April  17, 1997

                      ARNOX CORPORATION
                  (a Dormant State Company)
                 Consolidated Balance Sheet
                  December 31, 1966 and 1995

                                1996       1995
 Assets


Organization Cost             $    0.00   $  0.00

 Total Assets                      0.00      0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000.00 shares authorized,
3,439,247.00 shares issued
and outstanding                    0.00      0.00
Additional Paid in Capital       6,814.66    0.00

Balance January 1                  0.00     0.00
Net Income/(loss)
 for the year               (6,814.66)      0.00
Balance December 31                0.00     0.00
                                ________     _____


Total Shareholders' Equity         0.00      0.00
                              _________      _____

Total Liabilities and
 Shareholders Equity    $    0.00           $ 0.00
                              =========   ========











       See accompanying notes to financial statements
                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated  Statements of Operations
 for the year ending December 31,1996 , 1995 and the period from July 12 through December 31, 1994



                                1996          1995    1994*
                              Current year   12-31-9512-31-94
                              ____________   ________________

Revenues                      $    0.00      $   0.00  $ 0.00

Expenses
Administrative Expenses       $6,364.66      $   0.00   0.00
Filing Fees                   $  450.00          0.00   0.00

Net Income/Loss
for the year                  $(6,814.66)    $   0.00  $0.00
                           =============   ==========  ======
*Close of Chapter 7























       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
     Consolidated Statement of Changes in Shareholder's
                      Equity/(Deficit)
  for the period beginning July 12, 1994*  through December
   31, 1994 and the years ended December 31, 1995 and 1996


                                   1995  1994     1994*
                            19961 12-31 12-31     07-12

Common Stock
(3,439,247 shares issued
& outstanding)            $  0.00  $0.00 $0.00  $ 0.00
Additional Paid in Capital 6,814.66 0.00  0.00    0.00

Balance January 1            0.00   0.00  0.00    0.00


Net Income/(loss)
for the year              $(6,814.66)0.00 0.00   0.00


Balance December 31        $ 0.00  $0.00$ 0.00  $ 0.00
                            ====  ===== ===== =========

*Chapter 7 bankruptcy closed on this date.













       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated Statements of  Cash Flows
        For the Year Ended December 31, 1995 and 1996



                                   Current Year   1995
                                   12-31-96     12-31-95

Cash Flows from Operating Activities
 Net Income                     $ (6,814.66)       $  0.00

Net Cash Provided (used)
By Operating Activities                0.00           0.00

Net Cash Provided by
Paid-In Capital                    6,814.66           0.00

Net Increase (Decrease) in Cash         0.00          0.00
Cash at Beginning of Period                           0.00
0.00

Cash at End of Period               $   0.00          0.00
                                    =========       ======














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

Note 2. RESTORATION OF CORPORATE STATUS

On June 10, 1996, acting in its capacity as the holder of 884 shares (0.026%) of the Company's common stock, and
without   first   receiving   the   consent,   approval   or
authorization  of  any  other  person  assocated  with   the
Company, Capston Network Company effected a renewal, revival
and   restoration   of   the   Company's   certificate    of
incorporation pursurant to Section 312 of the General Corporation Law of Delaware. Thereafter, Capston filed a 10-K for the years ending December 31, 1989-1995, and a Proxy Statement seeking approval and ratification of its actions,
along   with  authorization  to  seek  a  suitable  business
combination   transaction.    This   proxy   statement   was
ultimately distributed to the Company's stockholders and the proposals therein were approved by the holders of a majority of the Company's issued and outstanding shares.

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of it's actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. However, because Sally Fonner is both the President of ARNOX and Capston, prior Staff Accounting Bulletins require under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

   Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares, (ii)up to
9,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .