Form 10-K/A
period 1996-12-31
ARNOX CORP
filed 1997-05-05
CIK 742814

16                           16

  SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                        ____________

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
               Commission File Number  0-14724

                      ARNOX CORPORATION
   (Exact name of Registrant as specified in its charter)

   Delaware                                     06-1094094
   (state or other jurisdiction of          (IRS Employer
    incorporation of organization            identification No.)

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

Item 6. Selected Financial Data.


Operating Revenues      1992  1993    1994    1995   1996
Income (Loss) from
Continuing Operation     0      0       0       0      (6,815)
Income (Loss) from
Continuing Operations
Per Share                0      0       0       0     (.0020)

Total Assets             0      0       0       0      0
Long Term Obligations    0      0       0       0      0
Cash Dividends Declared  0      0       0       0      0
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

     Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy soliicitation or acquistion efforts. Management anticipates that Capston, will advance minor administrative expenses up to approximately $5,000.*These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, additional costs associated with a business combination paid for by issuance of equity position would be for: (i)
Capston of 200,000 shares, (ii)up to 9,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee . In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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


Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the Financial Statements attached. Given the attached financials and discussions with Commission staff*, ARNOX will be entering the Small Business Issuer System with its first quarterly filing of 1997.

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

Independent Auditor's Report

To the Shareholders and Board of Directors
ARNOX CORPORATION

We have audited the accompanying consolidated balance sheets of  ARNOX  CORPORATION (A Dormant State Company) at December
31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity/(deficit), and cash  flows  for the each of the three years for the  period
ended   December  31,  1996,  1995,  1994.       These  financial
statements   are   the  responsibility  of   the   Company's
management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARNOX CORPORATION (A Dormant State company) at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years for the period ended December 31, 1996, 1995, 1994 in conformity with generally accepted accounting principles.

     /S/

Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
May 1, 1997

                      ARNOX CORPORATION
                  (a Dormant State Company)
                 Consolidated Balance Sheet
                  December 31, 1966 and 1995

                                               1996       1995
 Assets


Organization Cost                           $    0      $  0

 Total Assets                                    0         0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued and outstanding       0         0
Additional Paid in Capital                      6,815       0
Retained  Earnings (Deficit)                   (6,815)      0
                                              ________     _____


Total Shareholders' Equity                        0         0
                                             _________      _____

Total Liabilities and Shareholders Equity    $    0       $  0
                                            =========   ========



       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated  Statements of Operations
   for the years ending December 31, 1996 , 1995 and the period from July 12 through December 31, 1994



                                1996          1995    1994*
                              Current year   12-31-9512-31-94
                              ____________   ________________

Revenues                      $    0         $   0      0

Expenses
Administrative Expenses

       $6,365         $   0      0
Filing Fees                   $  450.            0      0

Net Income/Loss for the year  $(6,815)       $   0      0
                           =============   ==========  ======
*Close of Chapter 7 was 7/12/94





       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
     Consolidated Statement of Changes in Shareholder's
                      Equity/(Deficit)
  for the period beginning July 12, 1994*  through December
   31, 1994 and the years ended December 31, 1995 and 1996


                                   1995  1994     1994*
                             1996 12-31 12-31     07-12

Common Stock
(3,439,247 shares issued
& outstanding)               $0    $0    $0     $ 0
Additional Paid in Capital  6,815   0     0    6,8145

Balance January 1             0     0     0       0


Net Income/(loss)
for the year              $(6,815)  0     0       0


Balance December 31         $0    $ 0   $ 0     $ 0
                            ====  ===== =====   ======

*Chapter 7 bankruptcy closed on this date.






       See accompanying notes to financial statements


                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated Statements of  Cash Flows


    for the years ending December 31, 1996 , 1995 and the period from July 12 through December 31, 1994





                           Current Year     1995      1994
                              12-31-96    12-31-95   12-31-94

Cash Flows from Operating
Activities  Net Income       $ (6,815)      $  0     $   0

Net Cash Provided (used)
By Operating Activities           0           0          0


Expenses Paid by Capston        6,815         0          0

Net Increase (Decrease) in Cash    0          0           0
Cash at Beginning of Period        0          0           0

Cash at End of Period         $    0          0           0
                                ===============================


*Chapter 7 bankruptcy closed  07/12/94










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