Form 10-K/A
period 1996-12-31
ARNOX CORP
filed 1997-06-11
CIK 742814

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

     Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy soliicitation or acquistion efforts. Management anticipates that Capston, will advance minor administrative expenses up to approximately $5,000.*These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, additional costs associated with a business combination paid for by issuance of equity position would be for: (i)
Capston of 300,000 shares, (ii)up to 11,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee . In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

ARNOX
Date: ___4/30/97________           By____/S/________________
                         Sally Fonner,
                          Director
                          President
                          and  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this  report has been signed  below  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ___4/30/97_______
By____________/S/_________
                         Sally Fonner,
                          Director
                          President
                          and  Chief Financial Officer

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

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued and outstanding       0    0
Additional Paid in Capital       6,815       0
Retained  Earnings (Deficit)    (6,815)      0
                                ______
_____


Total Shareholders' Equity         0         0
                                     ______
_____

Total Liabilities and Shareholders Equity    $    0    $
0
                              =========   ========



*Close of Chapter 7 was 7/12/94


       See accompanying notes to financial statements

                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated  Statements of Operations
   for the years ending December 31, 1996 , 1995 and the period from July 12 through December 31, 1994



                                1996          1995    1994*
                              Current year   12-31-9512-31-94
                              ____________   ________________

Revenues                      $    0         $   0     $ 0

Expenses
Administrative Expenses       $6,365         $   0     $ 0
Filing Fees                   $  450.            0     $ 0

Net Income/Loss for the year  $     (6,815)  $    0    $ 0
                              =========      ========
======

*Close of Chapter 7 was 7/12/94



                      ARNOX CORPORATION
                  (a Dormant State Company)
     Consolidated Statement of Changes in Shareholder's
                      Equity/(Deficit)
  for the period beginning July 12, 1994*  through December
   31, 1994 and the years ended December 31, 1995 and 1996


                                   1995  1994     1994*
                             1996 12-31 12-31     07-12

Common Stock
(3,439,247 shares issued
& outstanding)            $   0    $0    $0     $ 0
Additional Paid in Capital  6,815   0     0       0

Balance January 1             0     0     0       0


Net Income/(loss)
 for the year           $ (6,815   )0         0    0

Balance December 31        $   0     $ 0 $ 0    $  0


*Chapter 7 bankruptcy closed  07/12/94











       See accompanying notes to financial statements





                      ARNOX CORPORATION
                  (a Dormant State Company)
           Consolidated Statements of  Cash Flows
   for the years ending December 31, 1996 , 1995 and the period from July 12 through December 31, 1994





                              Current Year        1995
1994
                              12-31-96 12-31-95        12-31-
94

Cash Flows from Operating Activities
 Net Income                         $ (6,815)     $    0
$                             0

Net Cash Provided (used) /
By Operating Activities           0                0   0


Expenses Paid by Capston        6,815              0   0

Net Increase (Decrease) in Cash    0     0         0
Cash at Beginning of Period        0     0         0

Cash at End of Period         $    0     0        $    0
                              ========   =        ====


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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 300,000 shares, (ii)up to 11,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .