Form 10QSB
period 1997-03-31
ARNOX CORP
filed 1997-07-03
CIK 742814

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1997
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
   THE
       SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-14724

                        ARNOX CORPORATION
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453156
(other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                       Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (IssuerOs telephone number, including area code)

    Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes E[X]E NoEE[ E ]

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class           Outstanding at March 31, 1997

Common Stock, $0.001 Par Value            3,439,247 Shares
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996                                3
       Consolidated Statements of Income for the Three Month
        Periods Ended March 31, 1997 and March 31, 1996.     4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended March 31, 1997 and March 31, 1996.     5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II  OTHER INFORMATION                                   9
       SIGNATURES                                            9
                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
               March 31, 1997 and December 31, 1996
                           (unaudited)
                                03/31/97   12/31/96
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value
 at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued
 and outstanding                    0         0
Additional Paid in Capital       8,815       8,815
Retained  Earnings (Deficit)    (8,815)     (8,815)
                                ______      _______


Total Shareholders' Equity         0          0
                                 ______     _____

Total Liabilities and
 Shareholders Equity          $    0       $  0
                              =========   ========






         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the years ending March 31, 1997 and March 31, 1996
                           (unaudited)


                                1997          1996*
                              03-31-97       03-31-96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $2,000         $   0
Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(2,000)      $    0
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
         for three months ended March 31, 1997 and  1996
                           (unaudited)


                              For Three Months Ended
                                03-31-97                  03-31-96

Cash Flows from Operating Activities
 Net Income                       $ 0                         0

Net Cash Provided (used) /
By Operating Activities            0                          0


Expenses Paid by Capston        2,000                         0

Net Increase (Decrease) in Cash    0                          0
Cash at Beginning of Period        0                          0

Cash at End of Period         $    0                        $ 0
                              ========                      ====














         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (A Dormant State Company)

                         March 31, 1997

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

On September 11, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy ACT (Case No. 89-97155) in the U.S. Bankruptcy Court for the District of New Jersey. On December 18, 1989, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case, all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since December 18, 1989.

Note 2. RESTORATION OF CORPORATE STATUS

On June 10, 1996, acting in its capacity as the holder of 884 shares (0.026%) of the Company's common stock, and without first receiving the consent, approval or authorization of any other person associated with the Company, Capston Network Company effected a renewal, revival and restoration of the Company's certificate of incorporation pursurant to Section 312 of the General Corporation Law of Delaware. Thereafter, Capston filed a 10-K for the years ending December 31, 1989-1995, and a Proxy Statement seeking approval and ratification of its actions, along with authorization to seek a suitable business combination transaction. This proxy statement was ultimately distributed to the Company's stockholders and the proposals therein were approved by the holders of a majority of the Company's issued and outstanding shares.

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

Results of Operations

    For the past eleven months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the CompanyOs experience during this period confirms that demand for well structured clean public shells is strong. Over the last eight months, the Company has been evaluated by a number of potential acquisition candidates. In each case, however, the Company has been rejected as unsuitable because (1) the Capital structure of the Company was not suitable, (2) Capston lacked the authority to negotiate a binding transaction for the Company, and
(3) any proposed business combination would entail the cost and delay of preparing a business combination proxy statement and holding an additional stockholders meeting with no assurance that the proposed business combination would be approved by the stockholders. Therefore, it became clear that Capston needed to propose a revised plan to the stockholders. Management intends to seek stockholder approval of the Revised Plan described elsewhere herein at the earliest practicable date.

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

    Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquistion efforts. Management anticipates that Capston, will advance minor administrative expenses up to approximately $5,000.*These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, additional costs associated with a business combination paid for by issuance of equity position would be for: (i) Capston of 300,000 shares, (ii)up to 11,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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


PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       NONE

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A. Exhibits   None
       B. Reports on Form 8-K      None



                           SIGNATURES
    Pursuant  to the requirements of the Securities and  Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: June 30, 1997

                                       /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: June 30, 1997