Form 10QSB
period 1997-06-30
ARNOX CORP
filed 1997-08-08
CIK 742814

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1997
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
   THE
       SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-14724

                        ARNOX CORPORATION
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453156
(other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                       Identification No.)

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

     Title of Each Class            Outstanding at June 30, 1997

Common Stock, $0.001 Par Value            3,439,247 Shares
                                 subject to 11.4642 reverse split,
                               approved by stockholders July 7, 1997


                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of June 30, 1997
        and December 31, 1996                                3
       Consolidated Statements of Income for the Six Month
        Periods Ended June 30, 1997 and June 30, 1996.       4
       Consolidated Statements of Cash Flow for the Six Month
        Periods Ended June 30, 1997 and June 30, 1996.       5
       Notes to Financial Statements                         6
ITEM 2 ManagementOs Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II OTHER INFORMATION                                    9
       SIGNATURES                                            9
                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                 June 30, 1997 and June 30, 1996
                           (unaudited)

                                06/30/97   06/30/96
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and
 Shareholder's Equity

Stockholders' Equity

Common Stock par value at
 $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued
and outstanding                      0        0
Additional Paid in Capital       9,815        0
Retained  Earnings (Deficit)    (9,815)       0
                                ______     _______


Total Shareholders' Equity         0          0
                                ______     _______

Total Liabilities and
 Shareholders Equity        $      0       $  0
                              =========   ========






         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
    for the six month ending June 30, 1997 and June 30, 1996
                           (unaudited)


                                1997          1996*
                              06/30/97       06/30/96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expensesl      $3,000         $   0
Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(3,000)       $    0
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
          for six months ended June 30, 1997 and  1996
                           (unaudited)


                              For Six Months Ended
                                06/30/97          06/30/96

Cash Flows from Operating Activities
 Net Income                       $ (3,000)        $  0

Net Cash Provided (used) /
By Operating Activities                  0             0


Expenses Paid by Capston             3,000             0

Net Increase (Decrease) in Cash          0             0
Cash at Beginning of Period              0             0

Cash at End of Period             $      0          $  0
                                        ==             ==














         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (A Dormant State Company)

                          June 30, 1997

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

Results of Operations

    For the past one and an half years, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the CompanyOs experience during this period confirms that demand for well structured clean public shells is strong. Over the last eight months, the Company has been evaluated by a number of potential acquisition candidates. In each case, however, the Company has been rejected as unsuitable because (1) the Capital structure of the Company was not suitable, (2) Capston lacked the authority to negotiate a binding transaction for the Company, and (3) any proposed business combination would entail the cost and delay of preparing a business combination proxy statement and holding an additional stockholders meeting with no assurance that the proposed business combination would be approved by the stockholders. Therefore, it became clear that Capston needed to propose a revised plan to the stockholders. Management intends to seek stockholder approval of the Revised Plan described elsewhere herein at the earliest practicable date.

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

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: August 8, 1997

                                      /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: August 8, 1997