Form 10QSB
period 1997-09-30
ARNOX CORP
filed 1997-10-15
CIK 742814

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended September 30, 1997
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-14724

                        ARNOX CORPORATION
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453156
   (other jurisdiction of                          (I.R.S.Employer
  incorporation or organization)                  Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (Issuer's telephone number, including area code)

    Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class         Outstanding at September 30, 1997
Common Stock, $0.001 Par Value
                                 3,439,247 Shares subject to 11.4642
                                 reverse split approved by stockholders
                                 July 7, 1997




                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                      PAGE

ITEM 1 Financial Statements

       Consolidated Balance Sheets as of September 30, 1997
       and September 30, 1996                                        3

       Consolidated Statements of Income for the Nine Month
       Periods Ended September 30, 1997 and September 30, 1996.      4

       Consolidated Statements of Cash Flow for the Nine Month
       Periods Ended September 30, 1997 and September 30, 1996.      5

       Notes to Financial Statements                                 6

ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 7

PART II  OTHER INFORMATION                                           9

         SIGNATURES                                                  9







                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
            September 30, 1997 and September 30, 1996
                           (unaudited)

                                                09/30/97   09/30/96
Assets


Organization Cost                                 $    0      $   0

Total Assets                                           0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
3,439,247.00 shares issued and outstanding             0          0
Additional Paid in Capital                        12,794      3,439
Retained  Earnings (Deficit)                     (12,794)    (3,439)
                                                  ______     _______


Total Shareholders' Equity                             0          0
                                                  ______       _____

Total Liabilities and Shareholders Equity       $      0      $   0
                                                 =========   ========






         See accompanying notes to financial statements










                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
 for the nine month ending September 30, 1997 and September 30,
                              1996
                           (unaudited)


                                1997          1996*
                              09/30/97       09/30/96
                              _______        ________

Revenues                      $    0         $    0

Expenses
Administrative Expenses       $5,979         $3,439
Filing Fees                   $    0         $    0

Net Income/Loss for the year  $(5,979)       $(3,439)
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
       for nine months ended September 30, 1997 and  1996
                           (unaudited)


                                             For Nine Months Ended
                                            09/30/97      09/30/96

Cash Flows from Operating Activities
Net Income                                 $ (5,979)       (3,439)

Net Cash Provided (used) /
By Operating Activities                           0             0


Expenses Paid by Capston                      5,979         3,439

Net Increase (Decrease) in Cash                   0             0
Cash at Beginning of Period                       0             0

Cash at End of Period                     $       0          $  0
                                              =====            ==







             See accompanying notes to financial statements








                       ARNOX CORPORATION
                    (A Dormant State Company)

                       September 30, 1997

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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep ARNOX current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 300,000 shares,
(ii)up to 11,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .


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


PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       AS OF SEPTEMBER  25, 1997, LUMIERE SECURITIES RECEIVED
       CLEARANCE TO MAKE A MARKET IN ARNOX UNDER THE TRADING
       SYMBOL ARXC.

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    On June 13, 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company (OCapstonO), a stockholder of the Company. Subsequently, on July 7, 1997, a Special meeting of the Stockholders was held and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

1. To elect a person designated by Capston to serve as the sole member of the Board of Directors until the next annual Meeting of stockholders, or until her successor is elected and qualified;

2. To consider and vote upon a proposed Amendment to the Company's Certificate of Incorporation that will effect a reverse split of all issued and outstanding shares of Common Stock in the ratio of one (1) share of new Common Stock for each 11.4642 shares presently outstanding so that immediately thereafter the Company will have a total of 300,000 shares issued and outstanding;

3. To consider and vote upon a proposal to issue 300,000 shares of Common Stock to persons designated by Capston as compensation for services rendered in connection with the implementation of the Revised Plan;

4. To consider and vote upon a proposal which will give the Board of Directors authority to pay an in-kind Finder's Fee to unrelated third party finders who introduce the Company to a suitable acquisition prospect.

5. To consider and vote upon a proposal that will give the Board of Directors discretionary authority to (i) change the Company's name and (ii) issue up to 11,500,000 shares of Common Stock to unrelated third parties, all without prior stockholder approval, in connection with a business combination transaction of the type contemplated by the Revised Plan; and

6. To consider and vote upon a proposed Amendment to the Company's Certificate of Incorporation that will increase the authorized capital stock of the Company to 25,000,000 shares of $0.01 par value Common Stock and 5,000,000 shares of $0.01 par value Preferred Stock.

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A. Exhibits   None
       B. Reports on Form 8-K      None



                           SIGNATURES
    Pursuant  to the requirements of the Securities and  Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 30, 1997

                                      /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 30, 1997