Form 10KSB
period 1997-12-31
ARNOX CORP
filed 1998-04-16
CIK 742814

16
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                      FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [
   FOR THE YEAR ENDED DECEMBER 31, 1997 [Fee Required]
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934 [No Fee
   Required]

            Commission File Number 0-14724

                   ARNOX CORPORATION
    (Name of small business issuer in its charter)

Delaware                                     06-1094094
(state or other jurisdiction of incorporation or organization)(IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida    34615
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number:                 (813) 443 3434

Securities Registered under Section 12(g) of the
Exchange Act:                 Common Stock, par value $.001 per share.

    Check  whether  the Issuer (1)  filed  all  reports
required  to  be filed by Section 13 or  15(d)  of  the
Exchange  Act  during the preceding 12 months  (or  for
such  shorter  period that the Issuer was  required  to
file  such reports), and (2) has been subject  to  such
filing requirements for the past 90 days.
                                        Yes [X]No [   ]

    Check  if  there  is  no disclosure  of  delinquent
filers pursuant to Item 405 of Regulation S-B contained
in  this form, and no disclosure will be contained,  to
the best of Issuer's knowledge, in definitive proxy  or
information  statements incorporated  by  reference  in
Part  III of this Form 10-KSB or any amendment to  this
Form 10-KSB.
                                                  [   ]

    The issuer's revenues for its most recent fiscal year were $0.

    The  aggregate market value of the 2,047,181 shares
of Common Stock, $.01 par value per share, held by non-
affiliates  of  the Issuer, based on the  closing  sale
price  April  15,  1998  of  $0.018375  per  share   is
$37,616.95.   However, since trading  is  sporadic  and
rare, the non-affiliates holding cannot be reasonably assessed and the audit financials reflect zero value.
The number of shares of the Common Stock, outstanding on February 28, 1997 was 3,438,363.

    Check  whether the issuer has filed  all  documents
and reports required to be filed by Sections 12, 13  or
15(d)  of  the  Exchange Act after the distribution  of
securities under a plan confirmed by a court.
                                      Yes [   ]  No [X]

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

    After pursuing its business for several years,  the
Registrant filed a voluntary petition under Chapter  11
of the Bankruptcy Act on September 11, 1989. This proceeding was filed in with the U.S. Bankruptcy Court for the District of New Jersey and designated as Case #
89-97155.  On December 18, 1989, the Company's  Chapter
11  case was voluntarily converted to a case in Chapter
7 which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and had not engaged in any business activities since September, 1989. The
Registrant was totally inactive from July 12, 1994 to June 13, 1996.

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

    On  June 13, 1996, Capston Network Company,  acting
in  its  capacity as a Stockholder of the Company,  and
without  first  receiving  any  consent,  approval   or
authorization  of  any  other  Stockholder  or   former
officer or director of the Company, Capston filed a 10-
K for the years ending December 31, 1989-1995. On the same day, Capston filed a proxy seeking approval and ratification of its actions, along with approval to seek a suitable business transaction. After receiving comments from both the Accounting and Corporate Finance divisions, Capston filed an amended 10-K with included an audit at the close of bankruptcy. In July, 1996, the Company filed an 8-K reporting the positive results of the proxy.

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

        As a result of conversations with the management
of  several  potential acquisition candidates,  Capston
has  determined that the original plan has a number  of
features  that will make difficult, if not  impossible,
to arrange a suitable business combination transaction.
First,  the plan approved by the Stockholders  did  not
provide  for  an  optimal  capital  structure  for  the
Company.   Instead,  it  left  the   existing   capital
structure of the Company intact. Second, that plan  did
not  provide for the payment of finders' fees and other
third party costs in the event that a suitable business
combination opportunity is identified and a combination
transaction  is negotiated. Third, that  plan  did  not
provide for any payments to Capston in the event that a
suitable business combination opportunity is identified
and  a  combination transaction is negotiated. Finally,
the  plan  did  not authorize Capston to enter  into  a
transaction on behalf of the Company. Rather, it merely
authorized  Capston  to seek out  a  suitable  business
combination  and  then  present  the  details  of   the
proposed transaction for a second stockholder vote.

    As a result of those discussions, Capston developed a revised plan (the "REVISED PLAN") whereby the Company was restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets as of July, 1997.

Proposed Operations

     The   Registrant   has  no  assets,   liabilities,
management or ongoing operations and has not engaged in
any business activities since September 1989.  In July,
1997,  the  Registrant was restructured  as  a  "public
shell"   for  the  purpose  of  effecting  a   business
combination transaction with a suitable privately-held company that has both business history and operating assets.

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

    As  a  result  of   vote of the  Stockholders,  the
Registrant   is  used as a corporate vehicle  to  seek,
investigate  and, if the results of such  investigation
warrant,  effect a business combination with a suitable
privately-held  company or other  business  opportunity
presented  to  it  by persons or firms  that  seek  the
perceived  advantages of a publicly  held  corporation.
The  business  operations  proposed  in  the  Plan  are
sometimes  referred  to  as  a  "blind  pool"   because
Stockholders will not ordinarily have an opportunity to
analyze the various business opportunities presented to
the  Registrant, or to approve or disapprove the  terms
of  any  business combination transaction that  may  be
negotiated  by  Capston on behalf  of  the  Registrant.
Consequently, the Registrant's potential  success  will
be  heavily  dependent on the efforts and abilities  of
Capston  and  its officers, directors and  consultants,
who   will  have  virtually  unlimited  discretion   in
searching for, negotiating and entering into a business
combination  transaction.  Capston  and  its  officers,
directors  and consultants have had limited  experience
in  the  proposed business of the Registrant.  Although
Capston still believes that the Registrant will be able
to enter into a business combination transaction within
12  months  after  the approval  of  the  Plan  by  the
Stockholders, there can be no assurance as to how  much
time  will  elapse  before  a business  combination  is
effected, if ever. The Registrant will not restrict its
search   to   any   specific  business,   industry   or
geographical   location,   and   the   Registrant   may
participate in a business venture of virtually any kind or nature.

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

     It  is  anticipated  that  the  investigation   of
specific  business opportunities and  the  negotiation,
drafting   and   execution  of   relevant   agreements,
disclosure documents and other instruments will require
substantial   management   time   and   attention   and
substantial   costs  for  accountants,  attorneys   and
others. If a decision were made not to participate in a
specific business opportunity the costs incurred in the
related   investigation  would  not   be   recoverable.
Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Registrant of the related costs incurred.

Item 2. Description of Property

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September
1989. The Company had no operations during the year ended December 31, 1997 and no material assets or liabilities as of December 31, 1997.

Item 3. Legal Proceedings

   Not Applicable

Item 4. Submission of matters to a vote of Security
Holders

   Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

    There  has  been no active trading in the  Issuer's
common  stock  for  over seven years,  but  ARNOX  does
currently  have a bid of .018375 and an ask  of  .30625
under the symbol ARXC.

Item 6. Management Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Potential Acquisition

     The   Company   has  been  actively   seeking   an
acquisition  of assets, property or business  that  may
benefit  the Company and its stockholders.   Registrant
has  reached  a  preliminary  oral  understanding  (the
"Understanding")  to acquire (the "Acquisition")  three
privately-held   companies  (the   "Companies")   which
provide   wireless  telecommunications  and   ancillary
support services.  In the Acquisition, Registrant  will
issue  a total of 11,500,000 shares of its common stock
in  exchange  for  all  of  the Companies'  outstanding
capital   stock,  thereby  resulting  in   control   of
Registrant   by   the  Companies'  shareholders.    The
Acquisition is contingent upon Registrant's  acceptance
of:
    1. the valuation of the Companies' business plans;
 2.   financial   statements  and  other  documentation
   acceptable to Registrant.

The  Companies have engaged an independent third  party
to perform a valuation study of the Companies and their
business  plans,  and are preparing  audited  financial
statements.  This Understanding will be embodied  in  a
definitive  reorganization  agreement  containing   the
foregoing terms and conditions, as well as customary representations, warranties and conditions. Registrant and the Companies hope to complete the Acquisition during the second quarter of 1998.

Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September
1989. The Company had no operations during the year ended December 31, 1997 and no material assets or liabilities as of December 31, 1997.

Plan of Operation.

    The Company's plan of operation for the next twelve
months   is   either   to  consummate   the   potential
acquisition  described  above  or  if  that  fails,  to
continue to seek the acquisition of assets, property or
business   that  may  benefit  the  Company   and   its
stockholders.  Because the Company  has  no  resources,
management  anticipates  that  to  achieve   any   such
acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

    During  the next twelve months, the Company's  only
foreseeable   cash   requirements   will   relate    to
maintaining the Company in good standing or the payment
of  expenses associated with reviewing or investigating
any  potential business venture, which are  anticipated
to  be  advanced  by Capston as loans to  the  Company.
Because the Company has not identified any such venture
as  of the date of this Statement, it is impossible  to
predict  the  amount  of any such loans.  However,  any
loans  from Capston will be on terms no less  favorable
to   the  Company  than  would  be  available  from   a
commercial lender in an arm's length transaction.

    Management anticipates that Capston, will continue to advance administrative expenses up to approximately
$25,000. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

    None.    Want & Ender of New York, New York  remain
the Company's public accountants.

PART III

Item 9. Directors and Executive Officers of the
Registrant

    Ms.  Sally Fonner, age 48, the president  and  sole
stockholder   of  Capston,  performs  the   duties   of
President, Secretary, Treasurer and Sole Director of the Registrant. Ms. Fonner's sole purpose is to seek out qualified new operations and management.

Item 10. Executive Compensation.

    Ms. Fonner is the sole officer and director of  the
Registrant  and  has received no monetary  compensation
for services performed during her tenure.  Further,  no
future  monetary  compensation  agreement  between  Ms.
Fonner    and    the   Registrant   is    contemplated.
Notwithstanding the foregoing, the Ms. Fonner was approved by the stockholders in a Special Meeting, to have compensation of 300,000 shares of stock. To avoid administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees until an acquisition is completed.

Item 11. Security Ownership of Certain Beneficial
Owners and Management

    The  following  table presents certain  information
regarding  the  beneficial ownership of  the  Company's
equity  securities at December 31,  1997  by  (i)  each
person  known  by the Company to own beneficially  more
than  5%  of  the outstanding shares of  Common  Stock,
(ii) each of the Company's directors and officers,  and
(iii) all directors and officers as a group.
                             Number of SharesPercent of
     Name                 Beneficially Owned (1)Class
George W. Schiele              1,170,162      34.25%
19 Hill Road
Greenwich, CT 06830

James M. Fail                    476,018      13.93%
c/o NPL Corp.
1700 Daniel Bldg.
Birmingham, AL 35233

Edmund A. Hajim                  241,984       7.08%
c/o Furman Selz
230 Park Avenue
New York, NY 10169

Timothy M. Burke                197,162        5.77%
2131 Stateline Road
Niles, Michgan 49120

Sally Fonner
Capston Network Company              884           -
1612 N. Osceola Avenue
Clearwater, Florida 34615 (2)

(1)Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.
(2)In addition, Capston and or Sally Fonner are now entitled to the 300,000 shares approved as compensation by shareholders.
    The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions

   No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year..

Item 13. Exhibits and Reports on Form 8-K.
   None
Financial statements filed with this report:

   Independent Auditor's report for December 31, 1996 and 1997.
   Consolidated Balance Sheets December 31, 1997 and
1996.
   Consolidated Statements of Operations For the Years
Ended December 31, 1997 and 1996
   Consolidated Statement of Changes in Shareholders'
   Equity/(Deficit)For the years ended December 31, 1997 and 1996.


 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX
Date: __4/15/98_____________
By_________/s/___________
               Sally Fonner,
                Director
                President
               and Chief Financial Officer

   Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : __4-15-98____________
By________/s/_____________
               Sally Fonner,
                Director
                President
               and Chief Financial Officer

Want & Ender, CPA, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
37 East 28th Street, 8th Floor
                                    New York, NY
10016

MARTIN ENDER, CPA                   Telephone (212) 684-2414

STANLEY Z. WANT, CPA, CFP                    Fax (212)
684-5433

Independent Auditor's Report

To the Shareholders and Board of Directors
ARNOX CORPORATION


We  have  audited the accompanying consolidated balance
sheet of ARNOX CORPORATION(A Dormant State Company)  at
December   31,   1997  and  the  related   consolidated
statements       of      operations,      shareholders'
equity/(deficit),  and cash flows  for  the  year  then
ended.    These    financial   statements    are    the
responsibility   of  the  Company's   management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARNOX CORPORATION
(A Dormant State Company) at December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY
March 16, 1998
                   ARNOX CORPORATION

               (A Dormant State Company)

Consolidated Balance Sheets December 31, 1997 and 1996



ASSETS                               1997   1996

Organization Cost                                  0 0


Total Assets                                 0      0

LIABILITIES AND STOCKHOLDERS' EQUITY


               STOCKHOLDERS' EQUITY
          Common Stock, par value S.001 per share;
         10,000,000 shares authorized;
3,439,247 shares issued and outstanding      0      0
Additional Paid in Capital             21,839   6,815
                  Net Profit/(Loss)          (21,839)(
6,815)

        Total Stockholders' Equity                  00

Total Liabilities and Stockholders' Equity           0
0

See accompanying notes to financial statements

                   ARNOX CORPORATION
               (A Dormant State Company)
         Consolidated Statements of Operations
     For the Year Ended December 31, 1997 and 1996

                             1997            1996

Revenues                     $   0           $ 0

Expenses
Administrative Expenses      (15,024)        6,365
Filing Fees                    0             450

Net Income/Loss for the year $(15,024)      $(6,815)





See accompanying notes to financial statements

                   ARNOX CORPORATION
               (A Dormant State Company)
  Consolidated Statement of Changes in Shareholders'
                   Equity/(Deficit)
    For the years ended December 31, 1997 and 1996


                              1997       1996

Common Stock                  $   0       $     0
(3,439,247 SHARES ISSUED & OUTSTANDING)
Additional Paid in Capital    21,839  6,815

Balance January 1              ( 6,815) (0)
Net Income/(Loss) for the year ( 15,024)(6,815)


Balance December 31           $   0      $ 0





See accompanying notes to financial statements



                   ARNOX CORPORATION

               (A Dormant State Company)

                   December 31, 1997

Note 1. HISTORY OF THE COMPANY

Arnox  Corporation,  (A  Dormant  State  Company),  was
incorporated on October 17, 1983, under the laws of the
State  of  Delaware. The Company conducted  an  initial
public  offering of its Common Stock in  October,  1985
and in connection with an application to list its Common Stock on the NASDAQ system, the Company also registered it Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's
Common Stock remained listed on the NASDAQ exchange until April 25, 1989.

On  September 11, 1989, the Company filed  a  voluntary
petition  under Chapter 11 of the Bankruptcy Act  (Case
No.  89-97155), in the U.S. Bankruptcy  Court  for  the
District  of  New  Jersey. On December  18,  1989,  the
Company's   case  under  Chapter  11  was   voluntarily
converted into a case under Chapter 7 of the Bankruptcy
Act. As result of the voluntary conversion of the Company's bankruptcy case, all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations.
Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On July 12, 1994 the Company's case under Chapter 7 was closed by the order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since December 18, 1989.

Note 2. RESTORATION OF CORPORATE STATUS

On June 10, 1996, acting in its capacity as the holder of
884  shares (0.026%) of the Company's common stock, and
without  first  receiving  the  consent,  approval   or
authorization of any other person associated  with  the
Company,  Capston Network Company effected  a  renewal,
revival and restoration of the Company's certificate of
incorporation  pursuant to Section 312 of  the  General
Corporation Law of Delaware. Thereafter, Capston  filed
a  10-K for the years ending December 1989-1995, and  a
Proxy  Statement  seeking approval and ratification  of
its  actions,  along  with  authorization  to  seek   a
suitable business combination transaction. This proxy statement was ultimately distributed to the Company's stockholders and the holders of a majority of the Company's therein approved the proposals issued and outstanding shares.

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of its actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursements for any expenses incurred by it on behalf of the Company except to the extent that the terms of a
business  combination  transaction  provided  for   the
reimbursement of such expenses. However, because Sally Fonner is both the President of ARNOX and Capston.
Prior   Staff   Accounting  Bulletins   require   under
generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash 0expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.