Form 10QSB
period 1998-03-31
ARNOX CORP
filed 1998-05-15
CIK 742814

Form 10-QSB - Page-
                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1998
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
   THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class           Outstanding at March 31, 1998

Common Stock, $0.001 Par Value            3,439,247 Shares
                                 subject to 11.4642 reverse split,
                               approved by stockholders July 7, 1997


                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of March 31, 1998
        and March 31, 1997                                   3
       Consolidated Statements of Income for the Three Month
        Periods Ended March 31, 1998 and March 31, 1997.     4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended March 31, 1998 and March 31, 1997.     5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                March 31, 1998 and March 31, 1997
                           (unaudited)
                                03/31/98   12/31/97
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued and outstanding      0  0
Additional Paid in Capital       26,409       8,815
Retained  Earnings (Deficit)    (26,409)      (8,815)
                                ______
_______


Total Shareholders' Equity         0          0
                                     ______
_____

Total Liabilities and Shareholders Equity     $      0  $  0
                              =========   ========






         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the years ending March 31, 1998 and March 31, 1997
                           (unaudited)


                                1998          1997*
                              03-31-97       03-31-96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $  4,570         2,000

Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(4,570)         (2,000)
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
         for three months ended March 31, 1998 and  1997
                           (unaudited)


                              For Three Months Ended
                                03-31-98                   03-
31-97

Cash Flows from Operating Activities
 Net Income                       $ 0               0

Net Cash Provided (used) /
By Operating Activities        (4,570)               (2,000)


Expenses Paid by Capston         4,570               2,000

Net Increase (Decrease) in Cash    0               0
Cash at Beginning of Period        0               0

Cash at End of Period         $    0              $  0
                              ========            ====














         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (A Dormant State Company)

                         March 31, 1998

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


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996. The reported loss from operations in 1996 resulted solely from expenses incurred by Capston on behalf of the Company in connection with the restoration of the Company's corporate charter and the preparation and filing of certain reports required under the Securities Exchange Act of 1934. It is the intention of management to seek stockholder approval of a Revised Plan whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its effforts to negotiate such a transaction.

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


Results of Operations

    For the past one and three quarter half years, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well structured clean public shells is strong. Over the last eight months, the Company has been evaluated by a number of potential acquisition candidates. In each case, however, the Company has been rejected as unsuitable because (1) the Capital structure of the Company was not suitable, (2) Capston lacked the authority to negotiate a binding transaction for the Company, and (3) any proposed business combination would entail the cost and delay of preparing a business combination proxy statement and holding an additional stockholders meeting with no assurance that the proposed business combination would be approved by the stockholders. Therefore, it became clear that Capston needed to propose a revised plan to the stockholders. Management intends to seek stockholder approval of the Revised Plan described elsewhere herein at the earliest practicable date.

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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       AS OF SEPTEMBER  25, 1997, LUMIERE SECURITIES RECEIVED
       CLEARANCE TO MAKE A MARKET IN ARNOX UNDER THE TRADING
       SYMBOL ARXC.

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    On June 13, 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company ("Capston"), a stockholder of the Company. Subsequently, on July 7, 1997, a Special meeting of the Stockholders was held and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: March 31, 1998

                                      /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: March 31, 1998