Form 10QSB
period 1998-06-30
ARNOX CORP
filed 1998-07-15
CIK 742814

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
   THE
       SECURITIES EXCHANGE ACT OF 1934

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

     Title of Each Class            Outstanding at June 30, 1998

Common Stock, $0.001 Par Value            3,439,247 Shares
                                 subject to 11.4642 reverse split,
                               approved by stockholders July 7, 1997


                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of June 30, 1998
        and December 31, 1997                                3
       Consolidated Statements of Income for the Six Month
        Periods Ended June 30, 1998 and June 30, 1997.       4
       Consolidated Statements of Cash Flow for the Six Month
        Periods Ended June 30, 1998 and June 30, 1997.       5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                 June 30, 1998 and June 30, 1997
                           (unaudited)

                                06/30/98   06/30/97
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued and outstanding      0  0
Additional Paid in Capital       25,777       9,8150
Retained  Earnings (Deficit)   (25,777)       (9,815)
                                ______
_______


Total Shareholders' Equity         0          0
                                     ______
_____

Total Liabilities and Shareholders Equity     $      0  $  0
                              =========   ========






         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
    for the six month ending June 30, 1998 and June 30, 1997
                           (unaudited)


                                1998          1997*
                              06/30/98       06/30/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expensesl      $  3,938       $ 3,000
Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(3,938)       $ (3,000)
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
          for six months ended June 30, 1998 and  1997
                           (unaudited)


                              For Six Months Ended
                                06/30/98
06/30/97

Cash Flows from Operating Activities
 Net Income                       $(3,938)              (3,000)

Net Cash Provided (used) /
By Operating Activities           0                0


Expenses Paid by Capston         3,938               3,000

Net Increase (Decrease) in Cash     0              0
Cash at Beginning of Period        0               0

Cash at End of Period         $    0     $        0
                                    ==                ==














         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (A Dormant State Company)

                          June 30, 1998

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

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: July 15, 1998

                                      /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: July 15, 1998