Form 10QSB
period 1998-09-30
ARNOX CORP
filed 1998-11-16
CIK 742814

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998
                               OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
   THE
       SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 0-14724

                        ARNOX CORPORATION
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453156
(other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                       Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (727) 443-3434
        (Issuer's telephone number, including area code)

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

     Title of Each Class         Outstanding at September 30, 1998

Common Stock, $0.001 Par Value            3,439,247 Shares
                                 subject to 11.4642 reverse split,
                               approved by stockholders July 7, 1997

                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of September 30, 1998
        and September 30, 1997                                  3
       Consolidated Statements of Income for the Nine Month
        Periods Ended September 30, 1998 and September 30, 1997.
                                                                 4
       Consolidated Statements of Cash Flow for the Nine Month
        Periods Ended September 30, 1998 and September 30, 1997. 5
       Notes to Financial Statements                             6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations             7

PART II   OTHER INFORMATION                                      9
       SIGNATURES                                                9
                        ARNOX CORPORATION
                    (a Dormant State Company)
                   Consolidated Balance Sheet
            September 30, 1998 and September 30, 1997
                           (unaudited)

                                09/30/98   09/30/97
 Assets


Organization Cost             $    0      $    0

 Total Assets                      0           0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
10,000,000 shares authorized,
 3,439,247.00 shares issued and outstanding      0  0
Net Income/Loss                (26,451)     (12,794)
Additional Paid in Capital      26,451       12,794
Retained  Earnings (Deficit)       (0)         (0)
                                ______
_______


Total Shareholders' Equity         0          0
                                     ______
_______

Total Liabilities and Shareholders Equity     $      0  $  0
                              =========   ========






         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated  Statements of Operations
 for the nine month ending September 30, 1998 and September 30,
                              1997
                           (unaudited)


                                1998          1997*
                              09/30/98       09/30/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $8,669         $5,979
Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(8,669)       $ (5,979)
                              =========      ========


         See accompanying notes to financial statements



                        ARNOX CORPORATION
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
       for nine months ended September 30, 1998 and  1997
                           (unaudited)


                              For Nine Months Ended
                                09/30/98            09/30/97

Cash Flows from Operating Activities
 Net Income                       $ (8,669)             (5,979)

Net Cash Provided (used) /
By Operating Activities                   0                 0


Expenses Paid by Capston                8,669            5,979

Net Increase (Decrease) in Cash             0                0
Cash at Beginning of Period                 0                0

Cash at End of Period               $       0           $    0
                                          =====              ==














         See accompanying notes to financial statements

                        ARNOX CORPORATION
                    (A Dormant State Company)

                       September 30, 1998

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


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1996 and no material assets or liabilities as of December 31, 1996. The reported  loss  from  operations in  1996  resulted  solely  from expenses incurred by Capston on behalf of the Company in connection with the restoration of the Company's corporate charter and the preparation and filing of certain reports required under the Securities Exchange Act of 1934. Management received stockholder approval of a Revised Plan whereby the Company was restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its effforts to negotiate such a transaction.

Results of Operations

    We  are  still seeking a suitble acquisition candidate.   The
candidates to date lack the efficient resources to be a public company or have not had an audit or did not have the ability to great a prescense within the market place.

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

                                   ARNOX Corporation

                                      /S/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 30, 1998

                                      /S/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 30, 1998