Form 10-K
period 1998-03-31
TELEMETRIX INC
filed 1999-04-16
CIK 742814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934 [
       FOR THE YEAR ENDED DECEMBER 31, 1998 [Fee Required]
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 0-14724

                                ARNOX CORPORATION
                 (Name of small business issuer in its charter)

Delaware   59-3453156   (state  or  other   jurisdiction  of   incorporation  or
organization) (IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida               33755
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                            (727) 443 3434

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

       The aggregate market value of the 2,047,181 shares of Common Stock, $.01 par value per share, held by non-affiliates of the Issuer, based on the closing sale price December 31, 1998 of $0.018375 per share is $37,616.95. However, since trading is sporadic and rare, the non-affiliates holding cannot be reasonably assessed and the audit financials reflect zero value. The number of shares of the Common Stock, outstanding on 12/31/98 was 3,438,363.

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

Item 2. Description of Property

       As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998.

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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Potential Acquisition
We have an acquisition , please see recent 8-K filings.

Financial Condition

       As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998.

Plan of Operation.

       Refer to recent 8-k filings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management


       The following table presents certain information regarding the beneficial ownership of the Company's equity securities at December 31, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and officers, and
(iii) all directors and officers as a group.

                                     Number of Shares          Percent of
            Name                 Beneficially Owned (1)          Class
George W. Schiele                      1,170,162                34.25%
19 Hill Road
Greenwich, CT 06830

James M. Fail                            476,018                13.93%
c/o NPL Corp.
1700 Daniel Bldg.
Birmingham, AL 35233

Edmund A. Hajim                          241,984                 7.08%
c/o Furman Selz
230 Park Avenue
New York, NY 10169

Timothy M. Burke                         197,162                 5.77%
2131 Stateline Road
Niles, Michgan 49120

Sally Fonner
Capston Network Company                     884                     --
1612 N. Osceola Avenue
Clearwater, Florida 34615 (2)

(1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares. (2) In addition, Capston and or Sally Fonner are now entitled to the 300,000 shares approved as compensation by shareholders.
       The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions

       No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year..

Item 13. Exhibits and Reports on Form 8-K.
       None
Financial statements filed with this report:

       Independent Auditor's report for December 31, 1997 and 1998. Consolidated Balance Sheets December 31, 1998 and 1997.
       Consolidated Statements of Operations For the Years Ended December 31, 1998 and 1997
Consolidated Statement of Changes in Shareholders' Equity/(Deficit)For the years ended December 31, 1998 and 1997.


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

Date : __4-15-98____________      By________/s/_____________
                                  Sally Fonner,
                                   Director
                                   President
                                  and Chief Financial Officer

                                  WANT & ENDER
                                   C PA, P.C.


Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA, CFP

                             Independent Auditor's
                                     Report

To the Shareholders and Board of Directors
ARNOX CORPORATION


We have audited the accompanying consolidated balance sheet of ARNOX CORPORATION (A Dormant State Company) at December 31, 1998 and the related consolidated statements of operations, shareholders' equity/ deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARNOX CORPORATION (A Dormant State Company) at December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/
Martin Ender
Want & Ender CPA, P.C.
Certified Public
Accountants

New York, NY
February 10, 1999

     386 PARK  AVENUE  SOUTH Suite 1618 New York, NY 10016

           TEL 212.684 2414 FAX 212.684.5433 EMAIL WECPAPC@SPRYNET.COM a

                                                  ARNOX CORPORATION
                           ( A Dormant State Company)
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

 1998            1997

ASSETS

Organization Cost                           0.00     0.00




Total Assets                        0.00    0.00

LIABILITIES AND STOCKHOLDERS'EQUITY


 STOCKHOLDERS' EQUITY
 Common Stock, par value $.001 per share;
 10,000,000 shares authorized;
 3,439,247 shares issued and outstanding   0.00                             0.00
 Additional Paid in Capital                     32,254.66         21,838.66
 Accumulated Deficit                          (32,254.66)(21,838.66)

 Total Stockholders' Equity                       0.00         0.00

 Total Liabilities and Stockholders' Equity        0.00                  0.00

See accompanying notes to financial
statements

                                ARNOX CORPORATION
                            (A Dormant State Company)
                      Consolidated Statements of Operations
                  For the Year Ended December 31, 1998 and 1997

                                                 1998            1997
 Revenues                                $      0.00       $      0.00

Expenses
Administrative Expenses             10,416.00        15,024.00
Filing Fees

Net Income/Loss for the year        (10,416.00)      (15,024.00)

See accompanying notes to financial statements

                                ARNOX CORP0RATION
                            (A Dormant State Company)
               Consolidated Statement of Changes in Shareholders'
                                Equity/(Deficit)
                 For the years ended December 31, 1998 and 1997



 Common Stock                                          $ 0.00            $ 0.00
 (3,439,247 SHARES ISSUED
& OUTSTANDING)
 Additional Paid in Capital                        32,254.66         21,838.66
                                                   32,254.66         21,838.66
 Balance January 1                                ( 21,838.66)       ( 6,814.66)
 Net Income/(Loss) for the year                   ( 10,416.00)      ( 15,024.00)
 Balance December 31                                      -0-               -0

See accompanying notes to financial
statements

                                ARNOX CORPORATION
                             Statement of Cash Flows
                     For the Period Ended December 31, 1998

                                              1998                 1997
Cash Flows from Operating
Activities

 Net Income                            ($10,416.00)             ($15,024.00)
 Net Cash Provided (Used)
 By operating Activities               ($10,416.00)                ($15,024.00)


 Cash Flows from Financing Activities
 Proceeds from Capston
Paid in Capital                             10,416.00              15,024.00

 Net Cash Provided (Used)
By Financing Activities                     10,416.00              15,024.0 0

 Net Increase (Decrease) in Cash     0.00                                 0.00
 Cash at Beginning of Period       0.00                                 0.00
 Cash at End of Period                                  $0.00$            0.00

                                ARNOX CORPORATION
                            (A Dormant State Company)

                                December 31, 1998

Note 1. HISTORY OF THE
COMPANY

Arnox Corporation, (A Dormant State Company), was incorporated on October 17, 1983 , under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in October, 1985 and in connection with an application to list its Common Stock on the NASDAQ system, the Company also registered it Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the NASDAQ exchange until April 25, 1989.

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

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of its actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursements for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. However, because Sally Fonner is both the President of ARNOX and Capston. Prior Staff Accounting Bulletins require under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston. or others will be treated this way. These expenses are actual.

 .