Form 10-K/A
period 1998-12-31
TELEMETRIX INC
filed 1999-04-16
CIK 742814

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

1612 N. Osceola Avenue, Clearwater, Florida               33755
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                            (727) 443-3434

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

Proposed Operations

     See recent 8-K filings, 4/05/1999, 04/14/1999.

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

Item 4. Submission of matters to a vote of Security Holders

       Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

       There has been no active trading in the Issuer's common stock for over seven years, but ARNOX can be traded under the symbol ARXC, as of 12/31/1998.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

We have an acquisition, please see recent 8-K filings.  4/05/1999, 04/14/1999

Financial Condition

       As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since September 1989. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998.

Plan of Operation.

       Refer to recent 8-k filings.  4/05/1999, 04/14/1999

Item 7. Financial Statements.

       For the information called for by this Item, see the Financial Statements attached.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.   Want & Ender of New York, New York
 remain the Company's public accountants.

PART III

Item 9. Directors and Executive Officers of the Registrant

       Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, performs the duties of President, Secretary, Treasurer and Sole Director of the Registrant. Ms. Fonner's sole purpose has been to to seek out qualified new operations and management. See SC 14F-1 filed on April 14, 1999

Item 10. Executive Compensation.

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

                                                    Number of Shares            Percent of
       Name                                        Beneficially Owned (1)        Class
George W. Schiele .............................         1,170,162                34.25%
19 Hill Road...................................
Greenwich, CT 06830............................

James M. Fail .................................           476,018                13.93%
c/o NPL Corp. .................................
1700 Daniel Bldg ..............................
Birmingham, AL 35233...........................

Edmund A. Hajim ...............................           241,984                 7.08%
c/o Furman Selz................................
230 Park Avenue................................
New York, NY 10169.............................

Timothy M. Burke ..............................           197,162                 5.77%
2131 Stateline Road............................
Niles, Michgan 49120...........................

Sally Fonner...................................
Capston Network Company .......................               884                 --
1612 N. Osceola Avenue.........................
Clearwater, Florida 34615 (2)..................

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

Item 13. Exhibits and Reports on Form 8-K.
       None
Financial statements filed with this report:

       Independent Auditor's report for December 31, 1997 and 1998. Consolidated Balance Sheets December 31, 1998 and 1997.
       Consolidated Statements of Operations For the Years Ended December 31, 1998 and 1997.
       Consolidated Statement of Changes in Shareholders' Equity/(Deficit) For the years ended December 31, 1998 and 1997.


 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNOX
Date:   4/15/98                    By_________/s/___________
                                   Sally Fonner,
                                   Director
                                   President
                                   and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date :   4-15-98                   By________/s/_____________
                                   Sally Fonner,
                                   Director
                                   President
                                   and Chief Financial Officer

                                  WANT & ENDER
                                    CPA, P.C.


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


/s/
Martin Ender
Want & Ender CPA, P.C.
Certified Public
Accountants

New York, NY
February 10, 1999

     386 PARK  AVENUE  SOUTH Suite 1618 New York, NY 10016

           TEL 212.684 2414 FAX 212.684.5433 EMAIL WECPAPC@SPRYNET.COM

                                ARNOX CORPORATION
                           ( A Dormant State Company)
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                             1998           1997

ASSETS

Organization Cost ................................             0.00           0.00




Total Assets .....................................             0.00           0.00

LIABILITIES AND STOCKHOLDERS'EQUITY


STOCKHOLDERS' EQUITY
Common Stock, par value $.001 per share;
10,000,000 shares authorized;
3,439,247 shares issued and outstanding ..........             0.00           0.00
Additional Paid in Capital .......................        32,254.66      21,838.66
Accumulated Deficit ..............................       (32,254.66)    (21,838.66)

Total Stockholders' Equity .......................             0.00           0.00

Total Liabilities and Stockholders' Equity .......             0.00           0.00

See accompanying notes to financial
statements



                                ARNOX CORPORATION
                            (A Dormant State Company)
                      Consolidated Statements of Operations
                  For the Year Ended December 31, 1998 and 1997

                                                         1998               1997

Revenues .................................        $        0.00      $        0.00

Expenses
Administrative Expenses ..................            10,416.00          15,024.00
Filing Fees

Net Income/Loss for the year .............           (10,416.00)        (15,024.00)

See accompanying notes to financial statements



                                ARNOX CORP0RATION
                            (A Dormant State Company)
               Consolidated Statement of Changes in Shareholders'
                                Equity/(Deficit)
                 For the years ended December 31, 1998 and 1997


                                                            1998            1997

Common Stock ...................................     $        0.00   $        0.00
(3,439,247 SHARES ISSUED & OUTSTANDING)
Additional Paid in Capital .....................         32,254.66       21,838.66
                                                         32,254.66       21,838.66
Balance January 1 ..............................        (21,838.66)      (6,814.66)
Net Income/(Loss) for the year .................        (10,416.00)     (15,024.00)
Balance December 31 ............................             -0-             -0-

See accompanying notes to financial
statements



                                ARNOX CORPORATION
                             Statement of Cash Flows
                     For the Period Ended December 31, 1998

                                                           1998             1997

Cash Flows from Operating Activities

Net Income ...................................      ($  10,416.00)   ($  15,024.00)
Net Cash Provided (Used)
By operating Activities ......................      ($  10,416.00)   ($  15,024.00)


Cash Flows from Financing Activities
Proceeds from Capston
Paid in Capital ..............................          10,416.00        15,024.00

Net Cash Provided (Used)
By Financing Activities ......................          10,416.00        15,024.00

Net Increase (Decrease) in Cash ..............               0.00             0.00
Cash at Beginning of Period ..................               0.00             0.00
Cash at End of Period ........................      $        0.00    $        0.00

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