Form 10QSB
period 1999-03-31
TELEMETRIX INC
filed 1999-08-13
CIK 742814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14724

                                 TELEMETRIX INC.
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

         Title of Each Class                  Outstanding at March 31, 1999

   Common Stock, $0.001 Par Value             approximately 320,000 shares
                                                   See financial notes


                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1   Financial Statements

         Consolidated Balance Sheets as of March 31, 1999

          and March 31, 1998                                                3

         Consolidated Statements of Income for the Three Month
          Periods Ended March 31, 1999 and March 31, 1998.                  4

         Consolidated Statements of Cash Flow for the Three Month
          Periods Ended March 31, 1999 and March 31, 1998.                  5

         Notes to Financial Statements                                      6

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7

PART II  OTHER INFORMATION                                                  9

         SIGNATURES                                                         9

                                 TELEMETRIX INC.
                            (a Dormant State Company)
                           Consolidated Balance Sheet
                        March 31, 1999 and March 31, 1998
                                   (unaudited)
                                                        03/31/99   03/31/98
 Assets


Organization Cost ..................................   $      0    $      0

 Total Assets ......................................          0           0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.001 per share
25,000,000 shares authorized,
320,000 (estimated) shares issued and outstanding(4)          0           0
Additional Paid in Capital .........................     36,818      12,794
Retained  Earnings (Deficit) .......................    (36,818)    (12,794)
                                                       --------    --------


Total Shareholders' Equity .........................          0           0
                                                                   ========

Total Liabilities and Shareholders Equity ..........   $      0    $      0
                                                       ========    ========






                See accompanying notes to financial statements

                                 TELEMETRIX INC.
                            (a Dormant State Company)
                      Consolidated Statements of Operations
             for the years ending March 31, 1999 and March 31, 1998
                                   (unaudited)

                                        1999               1998
                                      03-31-99           03-31-98
                                       -------           --------

Revenues ...................           $     0            $     0

Expenses
Administrative Expenses ....           $ 4,563              4,570

Filing Fees ................           $     0            $     0

Net Income/Loss for the year           $(4,563)            (4,570)
                                       =======            =======


                See accompanying notes to financial statements

                                 TELEMETRIX INC.
                            (a Dormant State Company)
                      Consolidated Statements of Cash Flows
                 for three months ended March 31, 1999 and 1998
                                   (unaudited)


                                    For Three Months Ended
                                              03-31-99           03-31-98

Cash Flows from Operating Activities
 Net Income ........................           $     0                  0

Net Cash Provided (used) /
By Operating Activities ............            (4,563)            (4,570)


Expenses Paid by Capston ...........            (4,563)             4,570

Net Increase (Decrease) in Cash ....                 0                  0
Cash at Beginning of Period ........                 0                  0

Cash at End of Period ..............           $     0            $     0
                                               =======            =======














                See accompanying notes to financial statements

                                 TELEMETRIX INC.
                            (A Dormant State Company)

                                 March 31, 1999

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

Note 4: OUTSTANDING COMMON STOCK
     The number is reported approximately 320,000 due to the reverse split procedures. Further, more stock was issued and outstanding right after March 31, 1999. Refer to 8-K , (date) to understand the overall transaction.

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

Results of Operations

     We have an acquisition , please see recent 8-K and other filings under ARNOX and Telemetrix Inc..

Plan of Operation.

     Please see 8-K, filed on (date) under Telemetrix Inc.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         AS OF SEPTEMBER 25, 1998, LUMIERE SECURITIES RECEIVED CLEARANCE TO MAKE A MARKET IN ARNOX UNDER THE TRADING SYMBOL ARXC. AS OF APRIL 2, 1999, ARNOX BEGAN TRADING AS TLXT UNDER TELEMETRIX INC.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 1998, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company ("Capston"), a stockholder of the Company. Subsequently, on July 7, 1998, a Special meeting of the Stockholders was held and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits    None

         B.   Reports on Form 8-K         None




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELEMETRIX INC.

                                                /S/

                                          Sally A. Fonner
                                          Chief Executive Officer
                                          Dated: May 1, 1999

                                                /S/

                                          Sally A. Fonner
                                          Chief Financial Officer
                                          Dated: May 1, 1999