Form 10QSB
period 1999-06-30
TELEMETRIX INC
filed 1999-08-19
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 1999



                                 TELEMETRIX INC.
                          (formerly Arnox Corporation)
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



     Delaware                         0-14724                 59-345-3156
 -----------------            ----------------------     ----------------------
(Jurisdiction of              (Commission File Number)   (I.R.S. Employer
 incorporation)                                           Identification Number)


                                 Telemetrix Inc.
                   c/o Michael L. Glaser, corporate Secretary
                          633 - 17th Street, Suite 2700
                             Denver, Colorado 80202
                                 (303) 292-1200
                 -----------------------------------------------
                (Address, including zip code, & telephone number,
                  of Registrant's principal executive offices)




Indicate by check mark whether the Registrant has:   Yes    [X]      No [ ]

(1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  been subject to such filing requirements for the past 90 days.


On June 30, 1999, Registrant had 7,514,200 issued and outstanding common shares (reflects the 11.5-for-one reverse stock split on March 31, 1999).

Transitional Small Business Disclosure Format:       Yes  [ ]        No [X]

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                        TABLE OF CONTENTS FOR FORM 10-QSB
                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1.   Financial Statements ............................................... 3
               Condensed Consolidated Balance Sheets ......................... 3
               Consolidated Statements of Operations and Deficiency .......... 4
               Consolidated Statements of Cash flows ......................... 5

Item 2.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations .......................................... 9

                           Part II - Other Information

Item 1.   Legal Proceedings ................................................. 15
Item 2.   Changes in Securities and Use of Proceeds ......................... 15
Item 3.   Defaults Upon Senior Securities ................................... 15
Item 4.   Submission of Matters to a Vote of Security Holders ............... 15
Item 5.   Other Information ................................................. 15
Item 6.   Exhibits and Reports on Form 8-K .................................. 16
SIGNATURES .................................................................. 17


NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking terms such as "may", "might", "will", "should", "could", "expect", "plans", "anticipate", "believe", "estimate", "continue" or similar words identify such statements. Investors should read statements that contain these terms carefully because they: (1) discuss our future expectations; (2) project our future results of operations or of financial condition; or (3) state other "forward-looking" information. Such statements are not historical facts; they merely explain our expectations about the future.

     Certain risks could cause actual results or outcomes to differ materially from our expectations. Such risks include: our limited operating history, our ability to obtain sufficient financing, the technical and commercial viability of our products and services, our ability to develop and implement research and development, manufacturing, sales and marketing, financial and administrative operations, our efforts to address Year 2000 issues, and other factors discussed in our filings with the Securities and Exchange Commission. Forward--looking statements included in this Report speak only as of the date of this report and we will not revise or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                                TELEMETRIX INC.
                                         (Commission File No. 0-14724)

                                     Condensed Consolidated Balance Sheets
                           (Information as of June 30, 1998, and 1999, is unaudited)

                                                                                             At June 30
                                                                                       -------------------
                                                                                       1999           1998
                                     ASSETS                                            ----           ----
Current Assets
  Cash .......................................................................   $     (3,059)   $       --
  Accounts Receivable ........................................................        515,749            --

  Due from related companies .................................................         81,106            --
                                                                                 ------------    ------------
     Total current assets ....................................................        593,796            --


Capital Assets ...............................................................     26,073,903            --
Accumulated depreciation and amortization ....................................     (9,870,303)
Other Assets .................................................................      1,564,000            --
                                                                                 ------------    ------------
     Total Assets ............................................................   $ 18,361,396            --
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable ...........................................................        538,114            --
  Due to related companies ...................................................      2,910,711            --
                                                                                 ------------    ------------
     Total current liabilities ...............................................      3,448,825            --
                                                                                 ------------    ------------

Obligations under capital lease ..............................................         65,053            --
Leasehold inducement .........................................................        139,280            --
                                                                                 ------------    ------------
     Total long term liabilities .............................................        204,333            --
                                                                                 ------------    ------------
         Total Liabilities ...................................................      3,653,158            --
                                                                                 ------------    ------------

Shareholders equity (deficit):
  Common stock, $0.001 par value; 25 million shares authorized;
    7,514,200 and 320,000 shares issued and outstanding
    at June 30, 1999 and 1998, respectively ..................................          7,514            --
Additional paid-in capital ...................................................     25,024,740          25,777
Retained earnings (deficit) ..................................................    (10,324,016)        (25,777)
                                                                                 ------------    ------------
     Total Stockholders Equity ...............................................     14,708,238               0
                                                                                 ------------    ------------

         Total Liabilities and Equity ........................................   $ 18,361,396    $          0
                                                                                 ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                                TELEMETRIX INC.
                                         (Commission File No. 0-14724)

                             Consolidated Statements of Operations and Deficiency
                     (Information relating to the three month and six month periods ended
                                    June 30, 1998, and 1999, is unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                         June 30,
                                                         -------------------             --------------------
                                                         1999           1998             1999            1998
                                                         ----           ----             ----            ----
Revenue:
   Service income ..............................   $    490,667    $       --      $    490,667    $       --
   Royalty revenue .............................          8,468            --             8,468            --
   Miscellaneous revenue .......................           --              --              --              --
                                                   ------------    ------------    ------------    ------------

         Total Revenue .........................        499,135            --           499,135            --
                                                   ------------    ------------    ------------    ------------

Expenses:
   Selling, general and administrative .........        574,179           3,938         574,179           8,508
   Depreciation and amortization ...............      2,113,978            --         2,113,978            --
   Research and development ....................        252,572            --           252,572            --
   Bad debts ...................................           --              --              --              --
   Interest expense ............................         52,706            --            52,706            --
                                                   ------------    ------------    ------------    ------------
         Total Expense .........................      2,993,436           3,938       2,993,436           8,508
                                                   ------------    ------------    ------------    ------------

Income Taxes:
   Current .....................................           --              --              --              --
   Deferred ....................................           --              --              --              --
                                                   ------------    ------------    ------------    ------------
         Total .................................           --              --              --              --
                                                   ------------    ------------    ------------    ------------
Net income (loss) ..............................     (2,494,300)         (3,938)     (2,494,300)         (8,508)
                                                   ============    ============    ============    ============

Deficit, beginning of period ...................     (7,829,716)           --        (7,892,716)           --

Deficit, end of period .........................   $(10,324,016)   $       --      $(10,324,016)   $       --
                                                   ------------    ------------    ------------    ------------

Weighted average shares outstanding
   during period ...............................      7,289,381         320,000       3,832,129         320,000

Loss per share .................................   $      (0.34)   $      (0.01)   $      (0.65)   $      (0.03)
                                                   ============    ============    ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                      Consolidated Statements of Cash Flows
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)

                                                                   Six Months Ended June 30,
                                                                   ------------------------
                                                                     1999            1998
                                                                     ----            ----
Cash flow from operating activities
   Net loss for the period ...................................   $(2,494,300)   $    (8,508)


   Adjustments to reconcile net cash from operations
     Expenses paid by Capston ................................          --            8,508
     Amortization of capital assets ..........................     2,113,978
     Amortization of leasehold inducement liability ..........          --             --
     Amortization of other assets ............................          --             --
     Changes in assets and liabilities .......................          --
       Accounts receivable ...................................       (78,450)          --
       Accounts payable ......................................       108,333           --
                                                                 -----------    -----------

            Net cash used in operating activities ............      (350,439)             0
                                                                 -----------    -----------

Cash flow from investing activities
   Purchase of capital assets ................................      (101,431)          --
                                                                 -----------    -----------
            Net cash used in investing activities ............      (101,431)          --
                                                                 -----------    -----------

Cash flow from financing activities
   Increase in capital lease liabilities .....................         4,459           --
   Repayment of capital lease liability ......................          --             --
   Increase in leasehold inducement liability ................        (3,821)          --
   Increase (repayment) of intercompany loans ................       307,957           --
   Proceeds from issuance of share capital ...................          --             --
                                                                 -----------    -----------
            Net cash used in financing activities ............       308,595           --
                                                                 -----------    -----------

Net increase (decrease) in cash ..............................      (143,275)             0
                                                                 -----------    -----------

Cash, beginning of period ....................................        40,216              0
                                                                 -----------    -----------

Cash, end of period ..........................................   $    (3,059)   $         0
                                                                 ===========    ===========




                   The accompanying notes are an integral part of these consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)

1.   Description of Business

     Telemetrix Inc. (the "Company") was recently formed through a corporate combination ("Combination") between Arnox Corporation and Telemetrix Resource Group, Inc ("TRG"). In this reverse takeover during the second quarter of 1999, TRG's shareholders acquired 6,127,200 shares from Arnox in exchange for all TRG stock. After the Combination, the companies changed their names to reflect their complementary businesses:

     - Arnox became Telemetrix Inc.

     - TRG became Telemetrix Solutions Ltd.

     The Company offers enabling technologies, customer management solutions and products for digital telecommunications networks.

2.   Basis of Presentation of Interim Information

     Arnox (the previous name of the Registrant) was inactive prior to the Combination on April 5, 1999, when it acquired TRG. For the six months ended June 30, 1999, the accompanying unaudited consolidated financial statements include the activity of Telemetrix Solutions (formerly TRG) only after the Combination, i.e., from April 5, 1999, to June 30, 1999; TRG's activity prior to April 5, 1999, is excluded.

     In Management's opinion, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 1999, and the results from operations for the six months ended June 30, 1999 and the cash flows for the six months ended June 30, 1999. Interim results are not necessarily indicative of results for the full year.

3.   Related Party Transactions

     Hartford Holdings Ltd. ("Hartford"), the Company's principal shareholder, also controls Mondetta Telecommunications Inc. ("Mondetta"), Web CCB Systems Inc. ("WEB"), The Becker Group of Companies and Telemetrix Software Factory Inc. (collectively, "Affiliated Companies"). The Company advanced funds to certain Affiliated Companies and borrowed funds from Hartford and other affiliated companies.

         Due from Related Companies

               Mondetta Telecommunications Inc. ...................$      39,540
               Web CCB Systems Inc. ...............................       18,591
               Telemetrix Technologies Inc. .......................       22,975
                                                                      ----------
                                                                   $      81,106

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)


         Due to Related Companies

               Hartford Holdings Ltd. ..........................$   2,404,322
               The Becker Group of Companies Inc. ..............      197,331
               Telemetrix Software Factory Inc. ................      309,058
                                                                   ----------

                                                                $   2,910,711

     The amounts due from Affiliated Companies and due to Affiliated Companies are non-interest bearing and due on demand, while amounts due to Hartford bear interest at the U.S. prime rate and are also due on demand.

     Accounts  receivable  includes  $203,500 owing from Telehub  Communications
     Corporation,   another   company  in  which   Hartford  is  a   substantial
     shareholder.

4.   Capital Assets 1998                                            Accumulated
                                                            Cost    Amortization
                                                            ----    ------------

        Computer Software .............................. $25,000,000 $ 9,722,222
        Computer and billing equipment .................     674,659      73,353
        Computer equipment held under capital lease ...       87,455      18,594
        Furniture and equipment ........................     123,314      24,564
        Leasehold improvements .........................     188,475      31,570
                                                         -----------   ---------
                                                         $26,073,903 $ 9,870,303

        Net book value..................................             $16,203,600

5.   Leasehold Inducement

     During  the  year  the  Company   received  an  inducement   from  Northern
     Cablevision Ltd., an affiliate, to subsidize leasehold improvement expenditures. The inducement has been capitalized as a deferred liability and will be amortized over the same 10 year useful life as the leasehold improvements.

             Leasehold inducement ........................... $   163,600
             Accumulated amortization .......................      24,320
                                                                ---------
                                                              $   139,280

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)


6.   Subsequent Events

     Effective July 31, 1999, the Company acquired Telemetrix Software Factory, which produces and markets computer software products and services.

     The Combination (see note 1) also includes the acquisition of Tracy II Corporation d/b/a Western Total Communications ("WTC") in exchange for 5,372,800 shares issued to WTC's shareholders. Since WTC holds radio frequency licenses from the U.S. Federal Communications Commission ("FCC"), this transaction requires FCC consent, which is still pending. The Company believes the FCC will consent to its acquisition of WTC during the quarter ending September 30, 1999.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes. The results presented in this Report do not necessarily indicate the results to be expected in any future periods. This discussion contains forward-looking statements based on our current expectations, which involve risks and uncertainties. These risks and uncertainties mean that future events could dramatically differ from the projections in our forward-looking statements.

     OVERVIEW. We offer enabling technologies and customer management solutions for communications networks. As telecommunications markets grow and service categories converge, carriers must both expand the scope of their services while solidifying their customer base with quality customer service. We believe our products and services directly address those needs. We can offer individual components or package solutions to customers in these highly competitive markets, to enable them to add value, bundle services and expand their businesses. We currently provide Billing & Customer Care services through the Telemetrix Solutions subsidiary. Features of such services include rating, bill generation, order fulfillment, customer service, fraud control and accounts receivable processes.

          We initially entered the telecommunications industry through a corporate combination ("Combination") between Arnox Corporation (now named "Telemetrix Inc.") and Telemetrix Resource Group Limited ("TRG", now named "Telemetrix Solutions Ltd."; we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination). Before the Combination, Arnox was inactive and TRG was just commencing operations. At this early stage of its business, TRG spent approximately $25,600,000 to acquire customer care software (TRACCS & Intro CCB, collectively, the "Billing Software) and then to refine and ready that software for use. TRG's principal stockholders funded these development activities through loans ($600,000) and equity contributions ($25 million). As Telemetrix Solutions launched its services, we incurred additional costs to set up our corporate infrastructure and hire operations staff. Since our Company, products and services are innovative and relatively unknown, we are now conducting "missionary" marketing to create awareness of our products and services.

          TRG acquired the TRACCS software in April 1998 and the Intro CCB software in June 1998, and completed development of the Billing Software in third quarter 1998. TRG began marketing Billing Software licenses as well as the Customer Care Service Bureau operations (in which we perform customer management services on behalf of carrier customers) in late 1998. During 1998, TRG did not issue any Billing Software licenses but did obtain four Service Bureau customers who were billed $18,000. During the first six months of 1999, we obtained two additional Service Bureau customers, who were billed $143,000, and issued one Billing Software license for $250,000. To accommodate this increased business, our staff expanded from six to thirty. TeleHub Communications Corporation ("TeleHub"), an affiliate of our principal shareholder hired us to help them design their billing and customer care systems; during 1998 and 1999, we billed TeleHub approximately $700,000.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


          When licensing the Billing Software, we will charge a base fee, generally $2.5 million for TRACCS and $0.5 million for Intro CCB, plus additional fees for additional modules or customized features. We also intend to charge an additional monthly fee (approximately 15% to 18% of the license fee) for software maintenance and upgrades. For Service Bureau activities, we intend to charge a fee of 3%-5% of the customer's annual revenue, lower than the customary 4%-6% fee for telecommunications billing services. While we actively market the Billing Software and Service Bureau to numerous carriers, especially those with annual sales under $100 million, we estimate that transactions with affiliates such as TeleHub might generate approximately 50% of 1999 revenue from billing and customer care services. As we expand our customer base, revenue from affiliates should decline to 20% of total revenue from billing and customer care services.

          In July 1999, we acquired Telemetrix Software Factory, which develops customized software products and services, primarily for the telecommunications and power utilities industries. Furthermore, we agreed to acquire Tracy II Corporation (doing business as Western Total Communications, "WTC"), which develops products for wireless telemetry and provides wireless communications services in the west Nebraska region, subject to consent from the Federal Communications Commission. We believe the FCC will consent to our acquisition of WTC so we can complete that acquisition by September 30, 1999 (our Current Reports on Form 8-K
     describe this transaction; see Item 6(b), below). After these acquisitions, our products, services and expertise will cover distinct, but inter-related business areas:

          o Billing & Customer Care (rating, bill generation, order fulfillment, customer service, fraud control, accounts receivable processes);
          o Software Development (for internal integration needs and end-user customization).
          o    Wireless   telecommunications   (rural  PCS,  paging  and  mobile
               services);
          o Wireless Telemetry (reading, monitoring, transmitting data & controlling remote devices);

     Since the products and services of Telemetrix Software Factory and WTC require further development, we expect to incur additional costs before those operations generate revenue.

     DESCRIPTION OF FINANCIAL COMPONENTS

     Revenue and Cost of Sales: The following chart summarizes the components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

        Revenue Source                  Cost of Sales (excluding depreciation)
        --------------                  -------------------------------------
        Billing Software Licensing      Compensation for technical staff
        Service Bureau                  Billing expenses (printing costs, paper,
                                         postage and delivery)
        Software Maintenance            Compensation for technical staff

     Operating Expenses. As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, customer support and implementation and selling, general and administrative costs. When we launch products and services, then selling expenses substantially increase, while research & development will decrease. After sales of products and services reach "regular" levels, the

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

     principal operating expenses will be customer support, selling, general a administrative. Since we are still in the initial stages of our business plan, operating expenses probably will increase during the next year as we continue research & development, implementation and selling to expand our operations.

     Research & Development: These costs consist primarily of salaries and consulting costs for improving and customizing the billing software. We expect research & development always will constitute a significant operating expense because we must continually enhance and upgrade our products and services.

          Capital Expenditures: The Service Bureau also has volume-based capital requirements. As this business grows, we must purchase more powerful computers and hire more service representatives to support the growth.

          Selling: Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company, products and services are innovative and relatively unknown, we must conduct considerable "missionary" marketing to create awareness of our products and services. Similarly, we will incur high initial marketing expenses when addressing new categories of customers; for example, when we expand the Billing Software target market from smaller carriers to LECs and utility companies. Such missionary work will entail significant initial marketing costs. We anticipate low sales volumes for 12 to 18 months before our "missionary" work takes root and sales reach "regular" levels.

          Licensing: The Billing & Customer Care operations use several AS/400 computers and smaller PC-based computing systems which will require periodic maintenance fees and software upgrade license fees.

          General and Administrative: General and administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, and general corporate and administrative expenses. As the size and scope of our business grow, we must supplement our corporate and administrative staff, especially accounting and contract management.

     Depreciation and Amortization. These non-cash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets and goodwill. We amortize computers, billing equipment and Billing Software costs over three years. The acquisition cost for the Billing Software and related equipment was significant ($25 million) and will cause high depreciation and amortization expense for the next three years. Although we will incur additional capital expenditures every year, such expenditures should be lower than those incurred during the start-up period. We expect the respective depreciation and amortization to decline after the initial three year period.

     Interest Expense. Interest expense includes interest we pay on third party debt, related party debt, imputed interest from capital leases and other obligations. The Company's principal interest expense arises from related party debt.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


RESULTS OF OPERATIONS

From April 5, 1999 to June 30, 1999, compared to six months ended June 30, 1998

We acquired TRG on April 5, 1999; prior to that acquisition, we were inactive. Consequently, this discussion and the unaudited Consolidated Financial Statements include Telemetrix Solution's activity only after its acquisition, i.e., from April 5, 1999, to June 30, 1999 (the "Recent Period"); TRG's activity prior to April 5, 1999, is excluded. During the Recent Period, Telemetrix Solutions began marketing and started providing services and products to their initial customers. The operating results for this period reflect the early stage of our business and our significant research and development activities. Arnox was inactive during the six months ended June 30, 1998.

     Revenue totaled $500,000 during the Recent Period, compared to none during the six months ended June 30, 1998. During the Recent Period, we received $61,000 from the four clients of the service bureau and $439,000 from consulting, software development and maintenance services. This revenue includes transactions with TeleHub, an affiliate, which paid $194,000 for software consulting services. During the six months ended June 30, 1998, there was no revenue. We expect revenue to increase substantially over the next 12 to 18 months.

     Cost of Sales (excluding depreciation) for the Recent Period were $24,500, compared to none during the six months ended June 30, 1998. This increase resulted from the initiation of billing services.

     Operating expenses increased to $803,000 during the Recent Period (TRG incurred operating expenses of $392,000 for the three months ended June 30,
1998). The increase is primarily due to salary and consulting costs incurred to build the infrastructure required to support our growing client base.

          Research & Development expenses increased to $239,400 for the Recent Period (TRG incurred operating expenses of $83,600 for the three months ended June 30, 1998). Salary and consulting costs increased to service to support the growing client base. Research & development expenses will increase until second quarter of 2000, principally for establishing Telemetrix Software Factory's Object Technology libraries and programming tools and for developing WTC's technology.

          Pre-Production expenses were not incurred during the Recent Period or the six months ended June 30, 1998. After we acquire Telemetrix Software Factory and WTC, we will incur pre-production expenses in order to develop their technology.

          Licensing expenses were not material during the Recent Period or the six months ended June 30, 1998. After we acquire Telemetrix Software Factory and WTC, we will incur licensing expenses in connection with their technology.

          Manufacturing expenses were not incurred during the Recent Period or the six months ended June 30, 1999. After we acquire WTC, we will start incurring manufacturing expenses for WTC's products in the fourth quarter of 1999.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

          Sales & Marketing expenses increased to $174,300 for the Recent Period (TRG incurred sales & marketing expenses of $39,600 for the three months ended June 30, 1998). Increased salary and promotional expenses have been incurred to create awareness of our products and to build our client base.

          General & Administrative expenses increased to $389,300 for the Recent Period (TRG incurred general & administrative expenses of $268,800 for the three months ended June 30, 1998). This increase primarily results from salary costs for building the finance and accounting infrastructure needed to support a growing business.

     Depreciation and Amortization expense increased to $2.1 million for the Recent Period (TRG incurred depreciation and amortization expense of $1.4 million for the three months ended June 30, 1998). The increase is directly related to one additional month of amortization for the computer license software.

     Interest expense was $52,700 for the Recent Period. This expense represents the interest charges on related party loans, principally the loan from Hartford Holding Ltd.

     Net loss. We reported a net loss of $2.494 million for the Recent Period (TRG's net loss was $1.781 million for the three months ended June 30, 1998). The principal component of this net loss was the significant depreciation & amortization expense for the computer software license. We did not record any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
     TRG's principal stockholders have financed our activities through loans (approximately $2.8 million) and equity contributions ($25 million). The Service Bureau operations have also provided some funding for operations and development. We expect to have positive cash flow by the fourth quarter of 1999.

If we fail to operate within the planned operational budget or fail to obtain revenue from operations, then we must obtain additional funds; no assurance can be given that such funds would be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

YEAR 2000 READINESS
The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and date-sensitive calculations involving dates in the Year 2000 and beyond. The "Year 2000 Issue" results from computer programs using two digits rather than four digits to define the applicable year, so that all dates are interpreted as being between 1900 and 1999. Computers and other equipment using such programs will incorrectly interpret dates after the year 1999. Such misinterpretation might cause system

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 issues could affect us through the Year 2000 incompatibility of our own computer systems and equipment as well as the Year 2000 incompatibility of third parties, such as vendors, suppliers or customers.

     The Company believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenditures to resolve Year 2000 issues.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                           Part II - Other Information


Item 1.   Legal Proceedings
          There are no pending legal proceedings against Registrant.

Item 2.   Changes in Securities and Use of Proceeds.

          (a)  Not Applicable.

          (b)  Not Applicable.

          (c) Issuance of Unregistered Securities. On April 5, 1999, Registrant issued 6,127,200 shares of its common stock as the consideration for its acquisition of Telemetrix Resource Group, Inc., a Colorado corporation ("TRG"). These securities were issued to TRG's sole shareholder in a private transaction exempt from Securities Act registration pursuant to Securities Act section 4(2). This transaction was described in Registrant's Current Report on SEC Form 8-K filed April 14, 1999 (see Item 6(b)(1)).

               Concurrently with this issuance, Registrant issued 1,067,000 shares of common stock to certain consultants and advisors in a transaction registered under the Securities Act on SEC Form S-8.

          (d)  Not Applicable.

Item 3.   Defaults Upon Senior Securities.
          (a)  Not Applicable.

          (b)  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          No matters were submitted for a vote of Security Holders.

Item 5.   Other Information
          None.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits. (*means filed with this Report)

               (2.1) Reorganization Agreement, dated March 22, 1999, between and among the Registrant, TRG, WTC and the stockholders of TRG and WTC. Submitted with Registrant's Current Report on SEC Form 8-K filed April 14, 1999.

               (3.1) Amendment to the Certificate of Incorporation of Telemetrix
                     Inc. (formerly Arnox Corporation) dated March 22, 1999. Submitted with Registrant's Current Report on SEC Form 8-K filed April 5, 1999.

               (4.1) Specimen Certificate  for  shares of the  $0.001  par value
                     Common Stock of Telemetrix Inc. Submitted with Registrant's Current Report on SEC Form 8-K filed April 5, 1999.

               (16.1) Letter  from  Want & Ender  C.P.A.,  dated  May 11,  1999, regarding change in certifying accountants. Submitted with Registrant's Current Report on SEC Form 8-K filed May 17, 1999.

              *(27) Financial Data Schedules.

          (b) Reports on Form 8-K. During the three months ended June 30, 1999, Registrants filed the following Current Reports on SEC Form 8-K:

               (1) April 5, 1999: Reported amendments to Registrant's Certificate of Incorporation that changed Registrant's name, effected a reverse split of Registrant's common stock and increased Registrant's the authorized capital (Item 5: Other Events).

               (2) April 14, 1999: Reported Registrant's acquisition of TRG through a "reverse takeover" (Items 1, 2, 4, 5 & 6). This Report was amended on:

                    (i) April 23, 1999: to revise description of the "reverse takeover".

                    (ii) May 17, 1999: to revise Item 4 (Change in Certifying Accountant).

                    (iii) May 18, 1999:  to revise Item 4 (Change in  Certifying
                          Accountant).

               (3) June 30, 1999: Reported that Registrant had not engaged a Certifying Accountant and update the status of the "reverse takeover" of Tracy II Corporation d /b/a Western Total Communications ("WTC").

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELEMETRIX INC., a Delaware corporation


August 18, 1999          By:        /s/ OZ PEDDE
                              --------------------------------------------------
                              Oz Pedde
                              Chief Executive Officer &
                              Acting Chief Financial Officer