Form 10QSB
period 1999-09-30
TELEMETRIX INC
filed 1999-11-19
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB
            Quarterly Report pursuant to Section 13 of the Securities
                  Exchange Act of 1934 for the quarterly period
                            ended September 30, 1999



                                 TELEMETRIX INC.
                          (formerly Arnox Corporation)

             (Exact Name of Registrant as Specified in its Charter)



      Delaware                    0-14724                      59-345-3156
 ---------------           ----------------------         ----------------------
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


On September 30, 1999, Registrant had 12,887,000 issued and outstanding common shares (reflects the 11.5-for-one reverse stock split on March 31, 1999).


Transitional Small Business Disclosure Format:               Yes  [ X]    No [X]

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                        TABLE OF CONTENTS FOR FORM 10-QSB
                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  3

          Condensed Consolidated Balance Sheets..............................  3

          Consolidated Statements of Operations and Deficiency...............  4

          Consolidated Statements of Cash flows..............................  5

Item 2.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations..........................................  9

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 17
Item 2.   Changes in Securities and Use of Proceeds.......................... 17
Item 3.   Defaults Upon Senior Securities.................................... 17
Item 4.   Submission of Matters to a Vote of Security Holders................ 17
Item 5.   Other Information.................................................. 17
Item 6.   Exhibits and Reports on Form 8-K................................... 17
SIGNATURES................................................................... 18


NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking terms such as "may", "might", "will", "should", "could", "expect", "plans", "anticipate", "believe", "estimate", "continue" or similar words identify such statements. Investors should read statements that contain these terms carefully because they: (1) discuss our future expectations; (2) project our future results of operations or of its financial condition; or (3) state other "forward-looking" information. Such statements are not historical facts; they merely explain our expectations about the future.

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

Item 1.   Financial Statements.

                                      TELEMETRIX INC.
                               (Commission File No. 0-14724)

                           CONDENSED CONSOLIDATED BALANCE SHEETS
              (Information as of September 30, 1998, and 1999, is unaudited)
                                                                                                              At September 30
                                                                                                          1999              1998
                                                                                                          ----              ----
                                     ASSETS
 Current assets:
    Cash .....................................................................................      $    166,000       $       --
    Accounts receivable ......................................................................         1,028,000               --
    Prepaid expenses .........................................................................             1,000               --
                                                                                                    ------------       ------------
      Total current assets ...................................................................         1,195,000               --

Investment in Wireless .......................................................................           209,000               --

Property, plant & equipment ..................................................................        14,263,000               --
FCC Licenses .................................................................................           720,000               --
Patents ......................................................................................            52,000               --
Construction in progress .....................................................................         1,180,000               --
Organizational costs .........................................................................            87,000               --
Goodwill & other intangibles .................................................................         9,424,000               --
                                                                                                    ------------       ------------
     Total other assets ......................................................................        25,726,000               --
         Total assets.........................................................................      $ 27,130,000       $       --
                                                                                                    ============       ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued ...................................................................      $  1,831,000               --
Current portion of long term debt ............................................................              --                 --
                                                                                                    ------------       ------------
Total current liabilities ....................................................................         1,831,000               --

Obligations under capital lease ..............................................................            55,000               --
Leasehold inducements ........................................................................           152,000               --
Notes payable ................................................................................           852,000               --
Due to related companies .....................................................................         5,670,000               --
                                                                                                    ------------       ------------
     Total long-term liabilities .............................................................         6,729,000               --
         Total Liabilities ...................................................................         8,560,000               --
                                                                                                    ------------       ------------

Shareholders equity (deficit):
   Common stock, $0.001 par value; 25 million shares authorized;
      12,887,000 and 320,000 shares issued and outstanding
      at September 30, 1999 and 1998, respectively ...........................................            13,000                  0
Additional paid-in capital ...................................................................        43,987,000             26,000
Retained earnings (deficit) ..................................................................       (25,430,000)           (26,000)
                                                                                                    ------------       ------------
      Total Stockholders Equity ..............................................................        18,570,000                  0
                                                                                                    ------------       ------------
Total Liabilities and Equity..................................................................      $ 27,130,000       $          0
                                                                                                    ============       ============

           Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                        consolidated financial statements

                                           TELEMETRIX INC.
                                    (Commission File No. 0-14724)

                        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIENCY
                (Information relating to the three month and nine month periods ended
                             September 30, 1998, and 1999, is unaudited)

                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
                                                                          1999             1998             1999              1998
                                                                          ----             ----             ----              ----
Revenue:
   Equipment sales & rental ....................................    $      1,000     $       --        $        --     $       --
   Service income ..............................................         969,000             --          1,338,000             --
   Royalty income ..............................................            --               --               --               --
   Fees ........................................................          48,000             --            647,000             --
                                                                    ------------     ------------     ------------     ------------
       Total Revenue ...........................................       1,018,000             --          1,985,000             --
                                                                    ------------     ------------     ------------     ------------

Expenses:
   Amortization ................................................       2,139,000             --          6,413,000             --
   Customer support ............................................         136,000             --            395,000             --
   Research & development ......................................       5,081,000             --          5,393,000             --
   General & administrative ....................................         330,000            7,000        6,472,000            9,000
   Operations & implementation .................................         344,000             --            650,000             --
   Sales & marketing ...........................................          77,000             --            314,000             --
                                                                    ------------     ------------     ------------     ------------
       Total Operating Expenses ................................       8,107,000            7,000       19,637,000            9,000

Other Expense:
   Interest expense (income) ...................................          94,000             --            282,000             --
   Interest on capital leases ..................................           7,000             --              7,000             --
   Bad debts (recoveries) ......................................            --               --               --               --
   Lease expense (income) ......................................            --               --               --               --
   Other expense (income) ......................................         (91,000)            --             16,000             --
                                                                    ------------     ------------     ------------     ------------
       Total other expense (income) ............................          10,000             --            305,000             --

Net income (loss)...............................................    $ (7,099,000)    $     (7,000)    $(17,957,000)    $     (9,000)
                                                                    ============     ============     ============     ============

Deficit, beginning of period ...................................     (18,331,000)            --       $ (7,473,000)            --
                                                                    ------------     ------------     ------------     ------------

Deficit, end of period..........................................    $(25,430,000)           $----     $(25,430,000)           $----

Weighted average shares outstanding
     during period .............................................       5,214,201          320,000        8,039,800          320,000

Loss per share .................................................    $      (3.52)    $      (0.02)    $      (2.23)    $      (0.03)
                                                                    ============     ============     ============     ============



           Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                        consolidated financial statements


                                           TELEMETRIX INC.
                                    (Commission File No. 0-14724)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Information relating to the nine month periods ended
                             September 30, 1998, and 1999, is unaudited)

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                         1999                1998
                                                                                                         ----                ----
Cash flow from operating activities
   Net loss for the period .................................................................       $(17,957,000)       $     (7,000)

   Adjustments to reconcile net cash from operations
     Expenses paid by Capston ..............................................................               --                 7,000
     Amortization of capital assets ........................................................          6,413,000                --
     Changes in assets and liabilities
       Decrease in accounts receivable .....................................................           (763,000)               --
       Increase in accounts payable ........................................................          1,245,000                --
       Decrease in other assets ............................................................               --                  --
       Increase in other liabilities .......................................................            864,000                --
                                                                                                   ------------        ------------
         Total adjustments .................................................................          7,759,000               7,000
         Net cash used in operating activities .............................................        (10,198,000)                  0
                                                                                                   ------------        ------------
Cash flow from investing activities
   Investment in subsidiaries ..............................................................             (6,000)               --
   Investment in Wireless ..................................................................           (209,000)               --
   Increase in intangibles .................................................................         (9,424,000)               --
   Increase in capital assets ..............................................................         (2,471,000)               --
                                                                                                   ------------        ------------
            Net cash used in investing activities ..........................................        (12,110,000)               --
                                                                                                   ------------        ------------
Cash flow from financing activities
   Proceeds from long-term debt ............................................................               --                  --
   Proceeds from issuance of share capital .................................................              7,000                --
   Proceeds from contributed capital .......................................................         18,966,000                --
   Advances from related companies .........................................................          3,389,000                --
   (Repayment) of long-term debt ...........................................................               --                  --
                                                                                                   ------------        ------------
            Net cash from financing activities .............................................         22,362,000                --
                                                                                                   ------------        ------------

Net increase (decrease) in cash & cash equivalents .........................................             54,000                   0
                                                                                                   ------------        ------------
Cash, beginning of period ..................................................................            112,000                   0
                                                                                                   ------------        ------------
Cash, end of period.........................................................................       $    166,000        $          0
                                                                                                   ============        ============

           Financial data was rounded to the nearest thousand dollars.
                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)

1.   Description of Business

     Telemetrix Inc. (the "Company") was recently formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group, Inc. ("TRG"), acquired Telemetrix Resource Group Limited, a Nova Scotia corporation, from TRG's parent, Hartford Holding Ltd. ("Hartford") pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG and Tracy Corporation II d/b/a Western Total Communications ("WTC") executed a Plan of Reorganization for a "reverse-takeover" combination (the "Combination"). On April 5, 1999, Arnox acquired all outstanding TRG common stock in exchange for 6,127,000 Arnox common shares. Arnox's historical financial statements became those of TRG. The Company accounted for this transaction as a reverse take-over with TRG as the acquirer, since TRG's former shareholder received 81.5% of Arnox's shares in this transaction. On September 22, 1999, the Company issued 5,372,800 shares of common stock to WTC in exchange for all outstanding WTC stock. Through this Combination, the stockholders of WTC and TRG ("Principal Stockholders") acquired a total of 11,500,000 Arnox shares (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:
         -        Arnox became Telemetrix Inc.; and
         -        TRG became Telemetrix Solutions Inc.
     The Company offers wireless telemetry and communications technology to telecommunications carriers and other businesses.

2.   Basis of Presentation of Interim Information

     Arnox (the previous name of the Registrant) was inactive prior to the acquisition of TRG on April 5, 1999. Arnox's assets were recorded at carryover basis and no goodwill was recorded on the transaction. The accompanying unaudited consolidated financial statements, however, include the activity of Telemetrix Solutions (formerly TRG) from January 1, 1999, to September 30, 1999, because the Company accounted for the TRG combination as a continuation of interest. The Company accounted for the WTC acquisition as a purchase at fair value, these financial statements include the activity of WTC only from the acquisition date (i.e., from September 22--30, 1999).

     In Management's opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's financial position at September 30, 1999, and the results from operations for the three months and the nine months ended September 30, 1999, and the cash flows for the nine months ended September 30, 1999. Interim financial information does not necessarily indicate the actual results for the entire year.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)

3.   Related Party Transactions

     Hartford Holdings Ltd. ("Hartford"), the Company's principal shareholder, also controls Mondetta Telecommunications Inc., Web CCB Systems Inc., The Becker Group of Companies and Telemetrix Software Factory Inc. (collectively, "Affiliated Companies"). The Company advanced funds to certain Affiliated Companies and borrowed funds from Hartford and other Affiliated Companies.

         Due to (from) Related Companies

               Mondetta Telecommunications Inc..............     (21,000)
               Web CCB Systems Inc..........................     (24,000)
               Becker Capital ..............................     150,000
               Hartford Holdings Ltd. ......................   5,649,000
               Becker Group of Companies Inc................     205,000
               Telemetrix Software Factory Inc..............    (297,000)
                                                             -----------
                                                             $ 5,670,000

     Amounts due from Affiliated Companies and due to Affiliated Companies generally are non-interest bearing and due on demand. However, amounts due to Hartford bear interest at the U.S. prime rate.

     The  Company's  accounts   receivable  include  $665,000  owed  by  TeleHub
     Communications Corporation ("TeleHub") and its subsidiaries; Hartford is a substantial TeleHub shareholder. See "Subsequent Events" (note 6).

4.   Property, plant and equipment                                         1999
                                                                    Accumulated
                                                          Cost     Amortization
                                                          ----     ------------
         Computer Software.............................$25,000,000  $11,806,000
         Computer and billing equipment................    685,000       83,000
         Computer equipment held under capital lease...     86,000       44,000
         Furniture and equipment.......................    129,000       30,000
         Leasehold improvements........................    208,000       34,000
         Other.........................................    845,000  $   693,000
                                                        ----------  -----------
                                                       $26,953,000  $12,690,000

         Net book value.............................................$14,263,000
                                                                    ===========

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
         (Information as of and relating to the six month periods ended
                     June 30, 1998, and 1999, is unaudited)

5.    Leasehold Inducement

      During  the  year  the  Company   received  an  inducement  from  Northern
      Cablevision Ltd., an affiliate, to subsidize leasehold improvement expenditures. The inducement was capitalized as a deferred liability and will be amortized over the same 10-year useful life as the leasehold improvements.

               Leasehold inducement..............................   $  163,600
               Accumulated amortization..........................       11,600
                                                                      --------
                                                                    $  152,000

6.   Subsequent Events

     On October 27, 1999, TeleHub Network Services Corporation ("TNS", TeleHub's subsidiary) petitioned for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time, TNS owed the Company approximately $606,000 for billing and consulting services. Given the preliminary stage of the TNS bankruptcy case, the Company cannot yet classify any portion of the TNS debt as uncollectible. TNS's unsecured creditors, including the Company, probably will not receive any payment of amounts owed by TNS until completion of the TNS bankruptcy case.

      The TNS bankruptcy case does not affect the remaining $59,000 owed by TeleHub and other TeleHub subsidiaries. The Company received an $11,000 payment after September 30, 1999.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes. The results presented in this Report do not necessarily indicate the results to be expected in any future periods. This discussion contains forward-looking statements based on our current expectations, which involve risks and uncertainties. These risks and uncertainties mean that future events could dramatically differ from our forward-looking statements.

OVERVIEW. We offer wireless telemetry and communications technologies. Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry ("Telemetry Users") applications include electric utilities, alarm companies and vending machine operations. Telecommunications carriers, such as Personal Communications Services ("PCS") carriers and Competitive Local Exchange Carriers ("CLECs"), can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless carriers.

     We designed and patented the T3000 system (formerly called "DATATRAK") for wireless telemetry, which can:
     -- acquire data from remote devices;
     -- control, poll and activate the remote devices;
     -- manage the entire wireless telemetry system;
     -- offer realtime access to telemetry data; and -- provide a Wireless Local Loop.

T3000 utilizes existing PCS infrastructure to provide these capabilities. For example, T3000 employs the Short Message Channel for data transmission and voice channel for wireless local loop. Using existing infrastructure speeds deployment of telemetry services and significantly reduces costs. In conjunction with the T3000, we intend to offer support services to Telemetry Users and carriers; such services include billing support, system design consulting, service bureau capabilities and software development. We will offer individual components or package solutions to our customers, and enable them to add value, bundle services and expand their businesses.

     We entered the telecommunications industry through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group, Inc. ("TRG", now renamed Telemetrix Solutions, Inc.) and Tracy II Corporation d/b/a Western Total Communications ("WTC"). Before the Combination (when the companies operated separately), the only significant business activity was the WTC paging operations. Otherwise, Arnox was inactive, WTC was inventing T3000 and TRG was

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


just commencing operations. At this early stage for the various businesses, these constituent companies spent over $30 million to acquire products and equipment (billing support Software, the T3000 technology and PCS Licenses) and then to refine and ready those products for sale. Funding for these development activities was provided by the Company's principal stockholders through loans ($5.4 million) and equity contributions ($25.5 million). As TRG launched its services, it incurred additional costs to set up corporate infrastructure and hire operations staff. Since our Company, products and services are innovative and relatively unknown, we are conducting "missionary" marketing to create awareness of our products and services. TRG has commenced regular operations, but WTC's wireless telemetry products and wireless communications services require further development.

     TRG acquired its TRACCS software in April 1998 and the Intro CCB software in June 1998, and completed development of that software (collectively, "Billing Software") in third quarter 1998. TRG began Service Bureau customer care operations (where TRG performs customer management services for long distance carrier customers) in late 1998. During 1998, TRG obtained four Service Bureau customers and billed them $18,000. During the first nine months of 1999, TRG obtained five new Service Bureau customers and billed all clients $ 1,337,000 for Service Bureau operations. To accommodate this increased business, TRG's staff expanded from six to thirty five employees.

     For Service Bureau activities, we expect to charge a fee of 3%-5% of the customer's annual revenue, lower than the customary 4%-6% fee for telecommunications billing services. Although we actively market the Service Bureau to numerous carriers, especially those with annual sales under $100 million, we estimate that transactions with affiliates will generate approximately 25% of 1999 revenue from billing and customer care services. As we expand our customer base, revenue from affiliates should decline to 10% of total revenue from billing and customer care services in following years.

     TeleHub Communications Corporation ("TeleHub"), an affiliate of our principal shareholder (See Certain Relationships and Affiliated Transactions) hired us to help them design their billing and customer care systems; during 1998 and 1999, we billed TeleHub approximately $1.3 million. We also had executed a letter of intent to license TRACCS to TeleHub for approximately $2.5 million and received a $250,000 deposit for the site license; however, in August 1999, TeleHub decided not to acquire the TRACCS license. We applied the $250,000 deposit against billing services that we rendered to TeleHub; those billing services would have been included in the site license. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, the subsidiary owed us approximately $606,000 for billing and consulting services. Given the preliminary nature of this bankruptcy case, the Company cannot yet classify any portion of the $606,000 debt as uncollectible. Until completion of this bankruptcy case, we will not receive any payment of this amount. The bankruptcy case, however, does not affect the remaining $59,000 owed by TeleHub and its other subsidiaries.

     Our wireless communications services currently consist of paging operations in Nebraska and Wyoming. Our wireless communications network ("WTC Network") includes two separate wireless communication networks and the total coverage area encompasses portions of western Nebraska, southeastern Wyoming and northeastern Colorado. These operations (paging services plus equipment sales, rentals and repairs) now generate $30,000 monthly revenue. Prior to 1997, monthly revenue was approximately $40,000, but WTC has concentrated on developing T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenue. Also, the increasing availability of

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


cellular service has affected the paging industry. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. Testing is underway, and we hope to commence commercial PCS operations in late 1999.

     We recently executed a letter of intent with Microcell Connexions (a Canadian PCS licensee), where we will construct and operate a PCS network (the "Canadian Network") in Manitoba and Saskatchewan using Microcell's PCS licenses. We believe the deployment of our PCS services in Manitoba and Saskatchewan will open this market to our T3000 system and provide another "showcase" for our wireless products and services. The relationship with Microcell and our existing regional contacts should enhance our marketing efforts in those areas. We also are negotiating to use Microcell's networks to offer T3000-based services in the 10 largest Canadian cities.

     In August 1999, we signed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by that Tri-Corners Telecommunications. Tri-Corners is owned by a consortium of electric utilities, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and Utah). Tri-Corners intends to introduce its wireless services in December 1999 and local telephone services by March 2000.

     Telemetrix's principal focus is getting T3000 into production. We are still beta-testing T3000 in western Nebraska, and integrating the devices with the controlling software. We also are modifying the product to integrate the PCS radio into the system as a module and to introduce the "Subscriber Line Interface" for interconnecting the PCS radio with the household telephony wiring. The prototypes for the current beta-testing use off-the-shelf PCS handsets and manually-produced customized connecting cables. After completing testing and software integration, we must obtain FCC certification and demonstrate compliance with the various technical standards (e.g., GSM). Then we must develop the manufacturing process and obtain components; constraints imposed by the manufacturing process and availability of components may require further modification of T3000. We hope to obtain FCC & GSM certification in late 1999, build initial production units in December 1999 and commence volume production of T3000 units in March 1999. This schedule depends upon successful completion of testing and obtaining the necessary manufacturing contracts.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


DESCRIPTION OF FINANCIAL COMPONENTS

Revenue and Cost of Sales: The following chart summarizes the components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

Activity               Revenue Source    Costs of Sales (excluding depreciation)
--------               --------------    --------------------------------------
Service Bureau         Service Bureau    Compensation for Service
                                         Representatives & fulfillment charges.

Wireless
   telecommunications  PCS Services      Carrier settlements

Wireless Telemetry     Licensing T3000   Manufacturing costs; license fees
                       T3000 equipment
                          sales          Manufacturing costs; license fees

Operating Expenses. As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, pre-production, license and general & administrative costs. When we launch products and services, then sales & marketing expenses substantially increase, while research & development, pre-production and license costs decrease. After sales of products and services reach "regular" levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative. Since we are still in the initial stages of our business plan, we believe that operating expenses, particularly for wireless telemetry and wireless telecommunications, will continue to increase during the next year as we continue research & development, pre-production manufacturing and expands our operations.

     Research & Development. Our research & development activities will principally focus on completing T3000 for release in March 2000. We expect research & development always will constitute a significant operating expense because we must continually enhance and upgrade our products and services. For example, we must enhance T3000 to integrate other wireless technologies.

     Capital Expenditures. The Service Bureau has volume-based capital requirements and as this business grows the Company will have to invest in larger computers and more service representatives to support the growth. The most significant capital expenditure will be deploying the Canadian Network. Construction of this network will require approximately $8.9 million for PCS equipment including $3.5 million for acquiring sites for antenna and base stations and construction. We intend to use vendor financing for 75% of the equipment costs. We expect to build only the access component of the network and while subcontractors will construct other components of this network.

     Pre-Production. Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association ("CSA") and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized production equipment (such as injection molds for the exterior casing).

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


     Sales & Marketing. Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company, products and services are innovative and relatively unknown, we must conduct considerable "missionary" marketing to create awareness of our products and services. Similarly, we will incur high initial marketing expenses when addressing new categories of customers; for example, when we expand the Billing Software target market from smaller carriers to LECs and utility companies. Such missionary work will entail significant initial marketing costs. We anticipate low sales volumes for 6-12 months before our "missionary" work takes root and sales reach "regular" levels.

     Manufacturing. The largest manufacturing expense will be carrying inventory on the T3000 units. Since T3000 will include customized components (such as Integrated Circuits), we must commit to large volume purchases to ensure timely delivery and to lower costs. In a similar manner, large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate building to inventory rather than building to actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. We also will maintain an inventory of finished products to ensure a reliable flow of T3000 units to their customer.

     Licensing. Our products and services utilize intellectual property of other parties, which generally requires license fees for using those intellectual properties. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their PCS radio base-design and a recurring license to The Technology Partnership ("TTP") for the use of their GSM protocol software in the embedded radio. We also must reserve funds to pay licenses on "essential patents" on the GSM radio and protocols, which is a standard practice in the industry. The Billing & Customer Care operations use several AS/400 computers and smaller PC-based computing systems which will require periodic maintenance fees and upgrade license fees.

     General and Administrative. General and administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, non-capitalized research and development, general corporate and administrative expenses. As the size and scope of our business grow, we may supplement our corporate and administrative staff, especially accounting and contract management.

Depreciation and Amortization. These non-cash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets (such as FCC Licenses, patents and Billing Software) and goodwill. The single largest component being amortized is the TRACCS Billing Software, which will be fully amortized over three years.

Interest Expense. Interest expense includes interest paid incurred from debt, imputed interest from capital leases and other obligations. Our principal interest expense results from amounts we borrowed from our principal shareholder, which incur interest at the U.S. prime rate.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)



RESULTS OF OPERATIONS

Nine months ended September 30, 1999, compared to nine months ended September 30, 1998

     We acquired TRG on April 5, 1999; prior to that acquisition, we were inactive. This discussion and the unaudited Consolidated Financial Statements include the activity of Telemetrix Solutions (formerly TRG) from January 1, 1999, to September 30, 1999, because the Company accounted for the TRG combination as a continuation of interest. Since the Company accounted for the WTC acquisition as a purchase, these financial statements include the activity of WTC only from the acquisition date (i.e., from September 22--30, 1999). During the nine months ended September 30, 1999 ("Recent Period") TRG began marketing and started providing services and products to their initial customers. The operating results for this period reflect the early stage of our business and our significant research and development activities. Arnox was inactive during the nine months ended September 30, 1998 ("Prior Period").

     Revenue totaled $2.0 million during the Recent Period, compared to none during the Prior Period. During the Recent Period, we received $1,000 from equipment sales and rentals, $1.338 million from the nine clients of the service bureau and $647,000 from fees for implementation and consulting. This revenue includes transactions with TeleHub, an affiliate, which were billed approximately $1.3 million for software consulting services and billing services. During the Prior Period, there was no revenue. We expect revenue to increase substantially over the next 12 to 18 months as TRG obtains new customers and we launch the T3000 system.

     Operating expenses (excluding amortization) were $13.2 million during the Recent Period. These expenses are primarily due to salary and consulting costs incurred to build the infrastructure needed to support our growing client base.

              Research & Development expenses were approximately $5.4 million for the Recent Period. The primary component of this expense is the $4.5 million we wrote off for In-process Research & Development paid for on the acquisition of WTC assets. Salaries and consulting costs also increased to service and support the growing client base. Research & development expenses will increase until second quarter of 2000, principally for developing WTC's T3000 technology.

              Pre-Production expenses were not incurred during the Recent Period or Prior Period. We expect to incur pre-production expenses during the fourth quarter as we start to build T3000 units; these expenses should increase in first quarter 2000 as we commence volume production.

              Licensing expenses were not material during the Recent Period or Prior Period. We will start incurring licensing expenses when production and sale of T3000 units commences.

              Manufacturing expenses were not incurred during the Recent Period or the nine months ended September 30, 1999. We will start incurring manufacturing expenses for WTC's products in the fourth quarter of 1999.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)



              Sales & Marketing expenses were $314,000 for the Recent Period. Increased salary and promotional expenses were incurred to create awareness of our products and to build our client base.

              General & Administrative expenses were $7.5 million for the Recent Period. This is primarily due to the costs incurred for the corporate restructuring and from salary costs for building the finance and accounting infrastructure needed to support a growing business.

     Depreciation and Amortization expense were $6.4 million for the Recent Period. This expense represents amortization for the TRACCS billing software.

     Interest  expense  was  $289,000  for  the  Recent  Period.   This  expense
represents primarily the interest charges on related party loans, principally the loan from Hartford Holding Ltd.

     Net loss. We reported a net loss of $17.9 million for the Recent Period. The principal component of this net loss was the significant depreciation & amortization expense for the TRACCS software, the amounts we wrote off for In-process Research & Development paid for in acquisition of WTC assets and the costs incurred for the corporate restructuring. We did not record any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

FUNDING   REQUIREMENTS.   In  order  to  pay  operating   expenses  and  achieve
self-sustaining operations, we expect to require substantial funding during the next two years. We will need funds for:

     Research and Development projects include completing the T3000 system, particularly a tightly coupled billing solution for the utility markets and the integration of other PCS radio technologies to expand the potential markets for the T3000 product. We estimate that our research and development activity over the next two years will require $7 million.

     Working Capital. As demand for the T3000 product grows, we must build an inventory of equipment to allow for load balancing the manufacturing demand while maintaining a short delivery period. This inventory will also serve as a supply of spare units to cover immediate shipment for warranty purposes.

     Manufacturing capacity. Projected demand growth of T3000 units will require the addition of addition manufacturing capacity. This includes expending capital on additional test stations with sophisticated telephony and radio test gear. Developing manufacturing capacity sufficient to meet our estimated maximum demand during the next two years will require $2 million in test equipment, custom jigs and molds.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)



PCS Infrastructure and Network Operation Center. Capital will be required to deploy the Winnipeg PCS infrastructure and to equip the T3000 Network Operation Center ("T--NOC"). The T--NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the end-users of the T3000 Applications (Utility companies, alarm companies, etc.). We estimate that deployment of the Winnipeg PCS network and T--NOC will require $8 million; we hope to obtain vendor financing for much of the equipment used in the Canadian network and are exploring potential outsourcing for the T--NOC.

LIQUIDITY AND CAPITAL RESOURCES

     TRG's principal stockholders have financed our activities through loans (approximately $5.7 million) and equity contributions ($25.5 million). The Service Bureau operations have also provided some funding for operations and development.

If we fail to operate within the planned operational budget or fail to obtain revenue from operations, then we must obtain additional funds; no assurance can be given that such funds would be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

YEAR 2000 READINESS

The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and date-sensitive calculations involving dates in the Year 2000 and beyond. The "Year 2000 Issue" results from computer programs using two digits rather than four digits to define the applicable year, so that all dates are interpreted as being between 1900 and 1999. Computers and other equipment using such programs will incorrectly interpret dates after the year 1999. Such misinterpretation might cause system failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 issues could affect us through the Year 2000 incompatibility of our own computer systems and equipment as well as the Year 2000 incompatibility of third parties, such as vendors, suppliers or customers.

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


Item 2.   Changes in Securities and Use of Proceeds.

          (a)  Not Applicable.

          (b)  Not Applicable.

          (c) Issuance of Unregistered Securities. On September 22, 1999, Registrant issued 5,372,800 shares of its common stock as the consideration for its acquisition of Tracy II Corporation d/b/a Western Total Communications, a Nebraska corporation ("WTC"). These securities were issued to WTC's three shareholders in a private transaction exempt from Securities Act registration pursuant to Securities Act section 4(2). This transaction was described in Registrant's Current Report on SEC Form 8-K filed October 7, 1999.

          (d)  Not Applicable.


Item 3.   Defaults Upon Senior Securities.

          (a)  Not Applicable.

          (b)  Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted for a vote of Security Holders.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits. (27) Financial Data Schedules.

          (b) Reports on Form 8-K. During the three months ended September 30, 1999, Registrant did not file any Current Reports on SEC Form 8-K.

               However, on October 7, 1999, Registrant filed a Current Report on SEC Form 8-K that reported the September 22, 1999, completion of its WTC acquisition.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELEMETRIX INC., a Delaware corporation

November 18, 1999                     By: /s/ OZ PEDDE
                                         ---------------------------------------
                                              Oz Pedde
                                              Chief Executive Officer &
                                              Acting Chief Financial Officer