Form 10KSB
period 1999-12-31
TELEMETRIX INC
filed 2000-04-14
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                  FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the Fiscal Year Ended December 31, 1999
                         Commission file number 0-14724


                                TELEMETRIX INC.
              ----------------------------------------------------
                          (formerly Arnox Corporation)
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    59-345-3156
 -----------------------------            -------------------------------------
(Jurisdiction of incorporation)          (I.R.S. Employer Identification Number)


                                 Telemetrix Inc.
                                1225 Sage Street
                             Gering, Nebraska 69341
                                 (308) 436-4090
                 -----------------------------------------------
                (Address, including zip code, & telephone number,
                  of Registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of exchanges on which registered
     ------------------------------    -------------------------------------
     Common Stock, par value $0.001             Not Applicable

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

Indicate by check mark whether Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants were required to file such reports), and (2) were subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's common stock ("Shares") held by non-affiliates as of March 31, 2000 was approximately $12.3 million based on the March 31, 2000, closing price of $6.625 per Share.

There were 14,130,897 Shares outstanding on March 31, 2000.

                               TABLE OF CONTENTS
PART I
Item 1.  Business .........................................................   16
Item 2.  Properties .......................................................   17
Item 3.  Legal Proceedings ................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders ..............   18
PART II ...................................................................   18
Item 5.  Market for Registrant's Common Equity and Related
           Stockholders Matters ...........................................   18
Item 6.  Management's Discussion & Analysis of Financial
           Condition or Plan of Operation .................................   19
Item 7.  Financial Statements and Supplementary Data .....................    26
Item 8.  Changes in & Disagreements with Accountants on
           Accounting & Financial Disclosure ..............................   26
PART III
Item 9.  Directors and Executive Officers of Registrants ..................   29
Item 10. Executive Compensation ...........................................   29
Item 11. Security Ownership of Certain Beneficial Owners and Management ...   30
Item 12. Certain Relationships and Related Transactions ...................   31
PART IV
Item 13. Exhibits and Reports on Form 8-K .................................   32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ................................   34

POWER OF ATTORNEY .........................................................   35

SIGNATURES ................................................................   35

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Report contains statements that anticipate the future and therefore are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such " forward-looking statements" include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statements other than statements of historical facts. Forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words indicate such statements. Investors should read statements with these terms carefully because they:

     o    discuss the Company's future expectations;
     o contain projections of the Company's future results of operations or of its financial condition; or
     o    contain other "forward-looking" information.

We believe that it is important to communicate such future expectations to its investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

     o    our limited operating history and commercial experience;
     o    market acceptance of T3000;
     o    availability of additional capital;
     o    protection of our intellectual property rights;
     o    evolving technologies and markets;
     o    competitive developments;
     o    telecommunications regulatory environment; and
     o    our ability to manage growth.

These factors might cause actual results to differ materially from the forward-looking statements as well as materially and adversely affecting our business, operating results and financial condition.

     In this Report, "Telemetrix" refers to Telemetrix Inc., a Delaware corporation (formerly Arnox Corporation; we use "Arnox" and "Telemetrix" for activities before and after, respectively, the Combination in which Arnox acquired TRG and WTC), "Telemetrix Solutions" collectively refers to Telemetrix Solutions Ltd. (formerly Telemetrix Resource Group Inc.) and Telemetrix Resource Group Ltd., collectively (we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination), "Telemetrix Technologies" refers to Tracy Corporation II dba Western Total Communications, to be renamed Telemetrix Technologies Inc.; we use "WTC" and "Telemetrix Technologies" for activities before and after, respectively, the Combination), while the terms "Company" and "we" mean Telemetrix, Telemetrix Solutions and Telemetrix Technologies, collectively (see "Business--Corporate History").

                                     PART I

Item 1.  Business

     We offer solutions for wireless telemetry and telecommunications services businesses and telecommunications carriers, particularly wireless Personal Communications Services ("PCS"). Telemetry involves data collection and analysis using remote devices such as measurement and transceiver devices, transmission services, central control devices and management software. Telemetry systems permit businesses to monitor activity at numerous, remote and dispersed locations, detect situations requiring intervention and promptly respond to such situations. With a telemetry system, an electric utility can read meters, monitor usage, anticipate excessive demand and conduct load-shedding to avoid a brown-out. Businesses using telemetry ("Telemetry Users") currently include electric utilities, alarm companies and vending machine operations; as the technology advances, potential applications multiply. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. By offering our wireless telemetry technology in their service area, PCS carriers can create a new and potentially significant market for their wireless transmission services.

     We are developing the T3000 system for wireless telemetry. The T3000 uses our patented method for automatically collecting and transmitting telemetry data over the Short Message Service channel of PCS networks. We also expect to receive another patent covering this proprietary technology by Summer 2000. With T3000, Telemetry Users can:

     -    acquire data from remote devices;
     -    control, poll and activate the remote devices;
     -    manage the entire wireless telemetry system;
     -    offer access to telemetry data; and
     -    provide a Wireless Local Loop.

     We currently are beta testing T3000 on our wireless facilities in western Nebraska and southeastern Wyoming (the "WTC Network"), and we expect to commence full scale production in June 2000. The T3000 utilizes existing PCS infrastructure to provide its capabilities. For example, the current T3000 prototype employs the Short Message Channel for data transmission and voice channel for wireless local loop. Using existing infrastructure speeds deployment of telemetry services and significantly reduces costs.

     We will first offer T3000 on the WTC Network, to enhance service for our existing paging and PCS customers and to showcase our new products and services. We signed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REA.net and also offered to deploy T3000 over a proposed PCS network in Manitoba, Canada. In conjunction with the T3000, we intend to offer support services to both Telemetry Users and carriers; such services include telemetry network management, billing support, system design consulting and service bureau capabilities. We will offer individual components or package solutions to our customers, and enable them to add value, bundle services and expand their businesses.

     The Telemetrix Technologies subsidiary is developing the T3000 wireless telemetry product for data collection, system monitoring, distribution and billing. T3000 can be used in a wide variety of applications, such as automatic utility meter reading, home security, home health alarms, monitoring vending machines and other specialty applications. The Optical Meter Reader component is a data acquisition device that permits companies to retain legacy metering equipment in their telemetry systems. For example, with the Optical Meter Reader, an electric utility need not replace existing meters, which could significantly lower the cost of a telemetry system. The COMM Center is our proprietary communications hardware and software gateway. Its digital wireless technology can bypass existing local telephone wiring and thereby communicate with the monitoring station. The COMM Center also can function as a wireless local loop interface to replace, bypass or supplement existing wireline telephone service equipment or to provide primary or additional telephone service. The COMM Center's wireless local loop interface will provide wireless basic telephone service over existing telephone wiring at the subscribers' premises. Using these products, PCS operators (particularly operators in rural or less populated areas) can offer additional services and thereby increase their revenue potential. We expect to deploy T3000 in our own wireless and PCS networks to demonstrate their efficacy and to generate additional PCS revenue.

     Telemetrix Technologies currently offers paging and PCS services over the WTC Network, which consists of two separate wireless communications networks whose aggregate coverage area encompasses portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Paging services have been provided since 1982 and we are currently deploying the PCS network in western Nebraska and eastern Wyoming. Telemetrix Technologies holds two PCS licenses and 34 paging and mobile telephone licenses serving 27 locations in the service area; the licensed PCS service areas encompass approximately 138,000 persons. We intend to expand these wireless services to include PCS Wireless Local Loop services (i.e., local exchange services), wireless telemetry and mobile PCS. Our wireless network showcases our new products and services, so potential customers can watch the T3000 system and COMM Center in operation.

     The Telemetrix Solutions subsidiary provides customer management services (our "Service Bureau") for long distance carriers using its suite of proprietary software. These packages, TRACCS (Telemetrix Revenue Awareness Customer Care System) and Intro CCB, have integrated database-driven components for managing order processing, provisioning, customer care, account development, billing, financial management, fraud control, network management, performance reporting and related and supporting office products software. Using the built-in reporting capabilities of this Billing Software to sort, organize and present data, our Service Bureau can effectively and efficiently help carriers utilize their customer and billing information. We consult each carrier customer to identify that customer's particular needs and, using TRACCS or Intro CCB, then develop billing and customer care solutions tailored to those needs. Management recently reviewed the Company's business plan, decided to focus on the T3000 and consequently is downsizing the Service Bureau (See "Management's Discussion & Analysis of Financial Condition or Plan of Operation--Description of Financial Components--Depreciation & Amortization").

                                INDUSTRY OVERVIEW

     The U.S. telecommunications industry has approximately 3,604 service providers, serving more than 96 million households and 25 million businesses (approximately 180 million access lines), and generated revenues approaching $246 billion in 1998. Telecommunications wireline services involve three principal markets: long distance, local exchange and data products & services. Wireless communications services include cellular telephone service, PCS
(Personal Communications Services), Specialized Mobile Radio and paging. We believe that service providers in each of these market segments can benefit from these value-added carrier support services. The T3000 and COMM Center technology should appeal to both wireless carriers as well as original equipment manufacturers ("OEMs") that sell their products to telecommunications carriers. Our Service Bureau enables carriers to focus on developing and enhancing their services without sacrificing customer care and administration.

     The Long Distance Market. The FCC's Trends in Telephone Service reports that the domestic long distance industry generated revenue of approximately $94.6 billion in 1998. The long distance market is comprised of three tiers. The first tier consists of facilities-based long distance carriers, such as AT&T, MCI, WorldCom and Sprint, who provide long distance communications services using their own equipment to transmit telephone calls. These carriers collectively accounted for approximately 79% of all 1998 toll revenues. "Second tier" carriers, consisting primarily of switched resellers such as Excel Communications Inc., Cable and Wireless, plc., LCI International Inc. and Frontier Company, accounted for approximately 9% of toll revenue in 1998. The "third tier", primarily switchless resellers, hold the remaining market share.

     The Local Exchange Market. According to FCC data, total revenue from local telecommunications services in 1998 was approximately $104 billion. The U.S. federal Telecommunications Act of 1996 ("Telecommunications Act") seeks to increase competition in the local telecommunications industry and provide a framework for other carriers to compete with incumbent local exchange carriers ("ILECs") by reselling local telephone service, leasing unbundled elements of the ILECs' networks or building new local service facilities. The Telecommunications Act seeks to create many opportunities for new providers to enter the local services market.

     The Data Products and Services Market. Data products and services has been the highest growth segment of the telecommunications industry in the 1990s. According to Data Communications, data-related products and services accounted for revenues of almost $79.0 billion in 1997--a growth rate of approximately 17% from 1996. According to the Yankee Group, current trends suggest that data revenues will double over the next three years and will grow five times faster than voice revenues.

     The Wireless Services Market. The wireless communications market, which includes cellular telephone service, Personal Communications Services ("PCS"), Specialized Mobile Radio ("SMR"), paging, and other applications has grown dramatically in recent years. For example, U.S. cellular telephone service revenues grew from $5.7 billion in 1991 to $33.1 billion in 1998, and the number of subscribers increased from 7.6 million in 1991 to 70 million in 1998. The growth in wireless communications results from lower prices for consumer equipment (e.g., cellular telephones and pagers), more comprehensive service coverage, lower rates and technological advances that have improved transmission quality and reliability. For example, by June 1999, the price of cellular services had dropped to 82.9% of December 1997 prices. While the major PCS operators will likely focus on mobile telephone services that will compete with cellular telephone services, small and rural PCS operators must offer additional "niche" PCS service offerings in order to increase utilization of their services.

     Wireless Telemetry. Developments in computing, Internet and wireless technologies have created an opportunity for a new business, wireless telemetry. The need for accurate and timely data is rapidly increasing, especially with the advent of techniques such as "just-in-time" inventory management. As measurement and transceiving devices become smaller and more robust, companies will install telemetry devices into more products. Just as use of microprocessors expanded well beyond computing applications (e.g., from automobiles to toasters), telemetry devices could become ubiquitous. As a recent Yankee Group report explains, each person uses so many devices (such as computers, electronics, vehicles and meters) that even if only a few products contain telemetry devices, people could activate hundreds of telemetry devices daily without even knowing it. Telemetry creates demand for measurement and transceiver devices, transmission services, control devices and management software. The Yankee Group forecasts that revenue for wireless telemetry devices to grow from $1.2 billion in 1999 to $5 billion in 2004, while revenue for wireless telemetry airtime will grow to $1.7 billion.

     Billing Systems. With continued deregulation, increased complexity of products and features, bundled Internet services and the drive to combining multimedia (voice, data and video), telecommunications carriers' billing needs are becoming increasingly complicated. According to a leading consulting firm, the number of bills for telecommunications services are expected to grow from
3.9 billion in 1996 to 5.5 billion in 2000, a 9.1% growth rate. This situation requires a market response with provision of a more robust billing system that is stable and easy to both modify and implement across a multitude of carrier services. The total North American market for billing software is about $3 billion per year and is growing at approximately 25% per year. We will initially target smaller carriers, which represent about 25% of the total market. Thus, we estimate a potential North American billing software market of $700 million, rising to $900 million in 2000.

                               TECHNOLOGY OVERVIEW

     To assist understanding of the Company's products and services, we briefly describe PCS networks, wireless telemetry and local loops.

     PCS Networks. Certain wireless communications networks, such as cellular telephone and PCS, use a cellular architecture, where the service region is divided into multiple cells. Each cell contains a Base Station (including a transmitter, receiver and signaling equipment) which is connected to the wireless network switch and which, in turn, is connected to the public switched telephone network. Within a cell, the mobile units (e.g., the handset) communicate with the Base Station using radio waves; to prevent interference, adjacent cells use different radio frequencies. As a mobile unit moves away from the Base Station in a particular cell, the network switch monitors the signal strength of the call and transfers the call to a new Base Station in another cell where the signal strength is greater. PCS licensed services use higher radio frequencies than traditional cellular telephone, which reduces the distance PCS transmissions can travel without significant degradation. Consequently, PCS networks require smaller operating cells and more Base Stations than cellular telephone networks. When a mobile unit leaves the wireless carrier's service area, the call will be disconnected unless the wireless carrier in the new service area accepts and handles ("carries") the call. This "roaming" among different wireless carriers requires both technical compatibility and agreements between carriers to carry calls from other carriers' subscribers. Cellular carriers generally have roaming agreements, however, since PCS is still developing and PCS operators utilize varying technical standards, roaming between PCS systems is limited.

     PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: General System for Mobile Communications ("GSM"), Code Division Multiple Access ("CDMA") and Time Division Multiple Access ("TDMA"). Each of these signaling standards, which are incompatible with each other, has been adopted by least two different PCS carriers in major U.S. markets. Each standard has distinct advantages and disadvantages. TDMA resembles the signaling standard used by many cellular carriers, CDMA should require fewer Cell Sites and offer greater capacity, call quality and hand-off advantages, while GSM is the leading digital wireless technology worldwide with systems in 110 countries serving over 30 million subscribers. GSM uses an open system architecture that allows carriers to purchase network equipment from a wider variety of vendors. Open architecture provides significant flexibility for the carrier in vendor cost leveraging and provisioning of features, products and services. T3000 initially will use the GSM standard and we are currently obtaining GSM certification. We also intend to develop versions of the T3000 that will be compatible with CDMA and TDMA.

     Wireless Telemetry. Telemetry involves the use of remote devices for data collection and analysis, and encompasses the following activities:

     o    installing a measurement device at a remote location;
     o    controlling the device from a central station;
     o    obtaining data with the device;
     o    transmitting the data to the central station;
     o    collecting and analyzing the data;
     o    responding to the results of the analysis.

For example, a device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer; the owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. A photocopier might contain a telemetry device that forwards copy totals to the service company for billing and notifies the company about any mechanical problems requiring repairs. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Since it offers widespread coverage and permit mobility, wireless telecommunications can provide the transmission component for telemetry.

     Local  Loop:  Local  wireline  telephone  systems  consist  of a network of switches, transmission facilities between switches and the "local loop" connections between subscribers' premises and the nearest local exchange switch. The local exchange switches route calls initiated by subscribers either directly to recipients served by the same switch or, for more remote recipients, to the long distance carriers' points of presence. Wireline local loops generally consist of telephone wires that run along aerial or underground rights-of-way to each subscriber premise. Older wireline local loops generally carry analog transmissions and have relatively low capacity, sufficient to carry only a single two-way voice conversation. CLECs generally do not develop their own local loops, due to the expense and effort of obtaining rights-of-way and installing a telephone line to each telephone user. These difficulties are magnified in rural or less populated areas. Consequently, CLECs must utilize the ILECs' local loops, which inhibits competition. This large expense and effort also deters ILECs from upgrading the transmission capacity of the local loop. Thus, the local loop constitutes a significant hindrance to competition and better quality service. We designed the proposed COMM Center to incorporate Wireless Local Loop capability. With this feature, CLECs and wireless service providers can replicate the local loop using wireless technology and thereby avoid costly and extensive infrastructure.

                              PRODUCTS AND SERVICES

     The Company will provide customer service capabilities and enabling technologies for telecommunications networks. Our complementary products and services include:

     -    T3000  system  for  wireless   telemetry   (polling,   monitoring  and
          controlling remote devices such as electrical meters and burglar alarms), whose components include:
     - COMM Center, the local gateway for controlling, polling and activating remote devices;
     -    Optical Meter Reader for data acquisition;
     - T-NOC (Network Operations Center) for monitoring and controlling the remote devices;
     -    T-Server Software for access to telemetry data;
     -    Wireless Local Loop capability through the T3000's COMM Center;
     -    Rural PCS and mobile telecommunications services; and
     -    Service Bureau for customer care;

     The T3000 System. Telemetrix Technologies is developing the T3000, a new wireless telemetry technology for integrated data collection, transmission, storage, and compilation. With T3000, a customer can install measurement devices (Optical Readers) at remote and dispersed locations, collect data from several measurement devices (COMM Center), transmit data to a central station (Wireless Local Loop), compile, analyze and distribute the data (T-NOC) and control the remote devices (T-Server software). The T3000 system supports numerous applications such as automatic utility meter reading (with load-shedding controls), voice communications, home security, home health alarms and vending machine monitoring. This range of applications should interest utilities and PCS carriers, because T3000 will reduce costs in their existing operations and provides the opportunity to create new revenue streams. We believe that T3000 offers a reliable, flexible and inexpensive solution for monitoring events, collecting and distributing data, and controlling systems. We are currently beta testing the T3000 in Gering, Nebraska, and expect T3000 to become available for full deployment in the second quarter of 2000.

     The main components of T3000 are the COMM Center, Readers, T-NOC (Network Operations Center) and T-Server software. The simple Readers (Optical Meter, Level Meter and Alarm Meter devices), placed on electric meters, fire detectors or motion sensors, perform data acquisition and control. The COMM Center serves as the local gateway and command center for numerous Readers at subscribers' premises (e.g., a building or office park). With its optional Wireless Local Loop capability, the COMM Center also can provide telephone service (e.g., a second line) over existing customer premises telephones and wiring. With Short Message Service wireless transmissions over local PCS networks, the COMM Center establishes various two-way data and telemetry applications into the subscribers' premises. The T-Server software provides the T3000 customer access and control of their telemetry data. Our North American T-NOC manages, monitors, controls all COMM Centers, and through them, each Reader. The T-NOC collects, compiles and distributes the data generated by the Readers, translates the data into the appropriate formats, prepare reports requested by the T3000 customer (e.g., electric company), provides billing data and, if requested, generate bills to subscribers. T3000 is a gateway technology that the customer can control. The following diagram illustrates a deployment at a private residence:

[Graphic shows meter readers & COMM center deployed at the residence; through the PCS Network, the COMM Center is connected to Telemetry users such as electric utility, water company, alarm company, police & fire department.]

     With the T3000, utilities can monitor meters, obtain complete telemetry functionality and manage consumption. Current schemes for monitoring electric, gas and water consumption are not compatible with each other. The Optical Meter Reader can read a variety of meter types and the COMM Center acts as the single source for collection, storage and transmission of data. Since utility deregulation initiatives have not addressed ownership of the meters at customer sites, utility companies are reluctant to install new meters. However, the Optical Meter Reader reads through the glass covers of current meters, which allows utilities to continue using existing equipment within a telemetry system, and lessens concerns about stranded investment. The T3000 uses standard PCS digital infrastructure so T3000 customers can rapidly deploy telemetry systems without installing their own communications infrastructure.

     The T3000 also presents new, potentially significant, revenue streams for PCS carriers and utilities. GSM-based PCS carriers receive additional revenue by carrying the Short Message Service transmissions used by the COMM Center. Moreover, Short Message Service transmissions do not tie up network resources, so numerous COMM Centers in a carrier's service region could generate significant airtime revenue without affecting overall network capacity. Furthermore, the COMM Center's Wireless Local Loop capability integrates the building's existing telephone wiring into the PCS carrier's network. When so connected, the COMM Center, using Wireless Local Loop, can replace or supplement service from the incumbent LEC. After installing the T3000 system, utilities can readily expand their operations beyond meter-reading and offer their subscribers additional services such as home security and local telephone service. Alternatively, a T3000 customer can obtain additional revenue by performing wireless telemetry services for other businesses, such as vending machine operators. T3000's services and applications, when combined with the Wireless Local Loop capability, present significant new revenue sources.

     COMM Center. At the heart of the T3000 system is the COMM Center, an intelligent device located at a subscriber's premises. The COMM Center has 40 access ports: 20 intelligent ports and 20 data registers (bi-directional I/O ports). The intelligent ports can collect, store and forward data from various sources such as utility meters, while the data registers can detect and transmit a signal when devices, such as fire alarms, burglar alarms or temperature monitors, have been set off. The COMM Center can work with a variety of devices, not just our Optical Meter Reader. The COMM Center also can remotely control on-premise devices (e.g,. turn off heat or air conditioning), for utilities to perform load shedding or for whole home or building management services currently under development. It can collect data from multiple sources, such as gas, water and electric meters, store the data in memory and release the data upon request from an authorized polling point (e.g., utility). The COMM Center communicates with the measurement devices and the T-NOC using the Short Message Service channel of GSM-based PCS networks. The COMM Center effectively creates a localized wireless network that eliminates any need for on-premises wiring between the measurement devices (e.g., wireless Optical Meter Readers) and the COMM Center. We recently received a patent for our proprietary method for automatically collecting and transmitting telemetry data using short message technology. We also received a Notice of Allowance of a U.S. patent for our method and device for transmitting data over the digital control channel of wireless networks: we should soon receive the official U.S. patent.

     The COMM Center's PCS RF Module provides the Voice Channel and Short Message Service connection to the local PCS carrier's network. The COMM Center performs all communications functions via the Short Message Service system without affecting the overall traffic (data or voice) capacity of a GSM-based PCS system. The COMM Center also can be configured for compatibility with different types of transmission media (e.g., wireless and wireline) and communications protocols (e.g., GSM, CDMA or TDMA). T3000 customers can obtain the Short Message Service airtime by arrangement with the local GSM-based PCS carrier or we can provide the airtime through our roaming agreements with PCS carriers that utilize the GSM protocol.

          Optical Meter Reader. The Optical Meter Reader can accurately read utility meters through the glass or plastic meter cover. The Optical Meter Reader can be adapted to provide the same low cost monitoring for anything measured or monitored by a mechanical or electro-mechanical display. The reading can be transmitted to the COMM Center's intelligent ports by either a wired or wireless connection. This low cost Optical Meter Reader eliminates the need for costly meter retrofit or meter removal and replacement. Moreover, the optional wireless connection from the meter to the COMM Center eliminates the need for costly on-premise wiring. Together, these capabilities can dramatically reduce utilities' costs for automatic meter reading and resource management.

          Level Reader and Alarm Reader. When the installed meter or sensor uses a level indicator (e.g., zero to 5 volts) instead of a mechanical device, the T3000 uses our simplified Level or Alarm Reader. The Level Reader, which can read up to 255 levels, is used with electronic output meters such as commercial utility meter or an oil tank meter. The Alarm Reader simply senses a change in state, such as when a security alarm is tripped by a broken window or door.

          T3000 NOC. Just as the COMM Center controls the local premises, our T-NOC manages and controls the entire T3000 System. All COMM Centers will interface with the T-NOC, which thereby can collect all data transmitted from the customers' various premise-based sources (e.g., alarms or utility meters). The T-NOC will monitor the data from the COMM Centers, send any control signals or respond to the data (e.g., contact police if burglar alarm goes off). The T-NOC also will translate the data into the appropriate format and prepare reports requested by the T3000 customer (utility or service provider). The formatted data and reports are then distributed, with appropriate security measures, to the T3000 customer. The T3000 customer can select billing options, request raw data and specify data formatting, and even have us create and distribute invoices to their subscribers. Through the Telemetrix Solution's Service Bureau, our T-NOC can provide comprehensive subscriber care and management for T3000 customers.

          The T-Server Software. The T-Server software gives T3000 customers access to the T3000 system. This software, which operates on a standard personal computer at the customer's office, provides an radio or Internet-based interface to the T-NOC and from there to the COMM Centers and Readers. The customer thus, at any time, has access to telemetry data and real-time control over Readers. Unlike the traditional monthly meter reading, customers can poll the Readers at any time and as often as they like. When they need to control Remote Devices (e.g., Load Shedding by electric utilities), customers instruct the T3000 Server Software, which sends the appropriate control signals to activate the on/off ports in the COMM Center. Customer can also devise unique reporting formats and data analysis. The following diagram shows how the T3000 components integrate to form a complete wireless telemetry solution.

[Graphic shows the Application Hardware linked to the COMM Center, through the PCS Network, the COMM Center is connected to the T-NOC, T-Server Software and Telemetry User Software Applications.]

     Wireless Local Loop. The COMM Center has Wireless Local Loop capability, which can serve as a voice channel to a subscriber's home or business premises. The COMM Center contains a Subscriber Line Interface Circuit and related proprietary circuitry, which allows the COMM Center to connect directly to the existing premises telephone wiring. This connection supports up to five extensions and allows some or all of the subscriber's existing telephone sets to be provided with wireless local service. T3000 customers can offer local telephone service to their subscribers simply by integrating existing building wiring into the local PCS network infrastructure. In this configuration, the COMM Center can replace existing service from the incumbent LEC or provide a second line. Wireless Local Loop also can be used as a "follow-me" service, whereby the call transfers to the subscriber's home or office telephone system when the PCS mobile telephone does not answer. Unlike other Wireless Local Loop technologies, T3000 also contains an integrated method to monitor utility meters and security systems, provide complete telemetry functionality and manage utility consumption. These incremental features can become a significant new source of revenue for the PCS carrier. T3000's services and applications, when combined with the Wireless Local Loop capabilities, can create a significant new source of revenue for PCS carriers.

     Mobile PCS. Telemetrix Technologies currently holds two PCS licenses covering a population of 138,000, primarily in western Nebraska and eastern Wyoming. Telemetrix Technologies constructed six PCS sites covering a population base of 56,000, and is now testing PCS services for commercial use. We recently executed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REA.net. REA.net is owned by a consortium of electric utilities, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and Utah). We also have offered to deploy T3000 over a proposed PCS Network in Manitoba and Saskatchewan, Canada. Our T-NOC would service the T3000 deployed in each of these wireless networks.

     By deploying the T3000 system, the Company will expand its PCS and paging service offerings to include Wireless Local Loop, remote monitoring and access, meter reading, and other data collection and distribution services. Enhanced features available to PCS and paging customers include:

     o Enhanced Features - Caller identification, call hold, voice mail, numeric paging, plus custom calling features such as call waiting, conference calling and call forwarding.

     o Messaging and Wireless Telemetry (T3000) - Digital networks offer voice and data communications, including text messaging, through a single handset, including short message or alphanumeric paging service, mobile office applications (e.g., facsimile, electronic mail and connecting notebook computers with computer/data networks), access to stock quote services, transmission of text, connections of wireless point-of-sale terminals to host computers, monitoring of alarm systems, automation of meter reading and monitoring of status or inventory levels.

     o Call Security and Privacy - GSM Encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based cellular systems.

     o Smart Card - "SIM" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain GSM technology based PCS connectivity automatically, simply by inserting their SIM cards into compatible PCS handsets. If we have a roaming agreement with a local GSM technology based PCS provider then SIM cards can also enable subscribers to obtain service in that region.

     o    Over-the-Air Activation and Over-the Air Subscriber Profile Management
          - We could transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset. This capability eliminates the need to manually program the handset and simplifies the activation process for both the sales agent and the subscriber.

     o Roaming - We are obtaining roaming agreements with carriers that use GSM based technology. Subscribers should be able to roam in substantial portions of the United States, either on other technically compatible PCS systems by using dual-mode handsets that permit operation on systems using different signal transmission technologies or even on existing cellular systems.

     o Zoned Calling Areas - We will offer zoned calling areas whereby subscribers pay a flat monthly service fee for calls to different coverage areas (zones) outside the subscriber's base coverage area.

We hope to start offering PCS service, with these enhanced features, in western Nebraska during early 2000. By providing these enhanced services on our own networks, we showcase the T3000 System.

     Local Telephone Service. The Nebraska Public Service Commission recently authorized us to operate as a competitive local exchange carrier, which permits us to offer local telephone service to residential and business customers throughout Nebraska.

     Customer Care Service Bureau. Through Telemetrix Solutions, we can manage a long distance carrier's order fulfillment, customer care, fraud control, billing, remittance, and accounts receivable processes. Carriers are moving away from treating billing as simply an isolated medium for revenue collection and towards using billing as the basis for effective marketing and customer service. Through our Service Bureau, our customers have that capability without the associated costs for developing in-house customer management facilities. Our TRACCS software was originally developed and implemented as an in-house integrated customer care system that supported 124,000 accounts and over 225,000 active access lines for facilities-based long distance telecommunications service providers. TRG acquired this system in 1995 and intends to develop TRACCS into a fully integrated suite of applications designed for large Tier II through Tier IV telecommunication carriers and providers. TRG also acquired Intro CCB, a PC-based integrated billing and customer care solution suitable for customers who have sophisticated functional demands but do not require the processing power of a mainframe hardware platform. The Management Network Group, a recognized industry expert, independently evaluated TRACCS and concluded that it was more advanced, functionally robust, and performed better than existing billing software products. By hiring us to provide customer care services, our carrier customers can focus on their primary operations and leave the administrative matters to us. As previously explained, we intend to focus on the T3000 and de-emphasize the Service Bureau.

                         POTENTIAL CUSTOMERS AND MARKETS

     We believe that T3000 can be deployed by a broad range of utilities and telecommunications service providers in the United States, Canada and worldwide. Potential customers include PCS operators, ILECs (Incumbent Local Exchange Carriers), CLECs (Competitive Local Exchange Carriers), cable companies, ISPs (Internet Service Providers), gas and electric utilities and long distance carriers. OEMs (Original Equipment Manufacturers) also may wish to incorporate the T3000 into products such as PBX systems and vending machines.

     With the COMM Center's Wireless Local Loop capability, PCS carriers and ILECs can extend their local service area coverage rapidly through wireless technology, and thereby avoid substantial capital investments. T3000 provides carriers an opportunity to:

     o    add value to their existing services;
     o    bundle services for additional revenue opportunities;
     o    enter new markets; and
     o    increase their subscriber bases.

We also believe that T3000 will appeal to small and rural PCS operators needing additional "niche" PCS service offerings in order to increase utilization of their services. Supplementing their services with wireless telemetry also may enable such carriers to expand their coverage into areas where PCS alone would not be financially viable.

     While utility and energy companies should be the initial customers, the quick, low-cost data gathering provided by the T3000, COMM Center and the Optical Meter Reader will interest industries that must monitor consumption of any commodity that requires periodic replenishment. A T3000 customer can supplement its revenue by performing wireless telemetry services for other businesses with equipment at the same remote locations, such as vending machine operators. Utilities can readily expand their operations beyond meter-reading and offer their subscribers additional services such as home security or, in partnership with the local wireless carrier, over wireless local loop, even telephone service.

     The Telemetrix Solutions Service Bureau can offer comprehensive subscriber billing, care and management for T3000 users, as well as other carriers. Since many large telecommunications carriers perform billing and customer care in-house, Telemetrix Solutions will first target smaller carriers, principally those with annual sales under $100 million. Such carriers generate approximately 25% of all billing records, and constitute a $700 million market expected to grow to $900 million by 2000. We believe such carriers are more likely to outsource billing and customer care to our Service Bureau or to have marginal and inefficient in-house customer care operations that could be improved by TRACCS or Intro CCB. We also may also offer specific service packages to incumbent LECs and larger companies.

                               MARKETING & SALES

     Since Telemetrix products and services are innovative and relatively unknown, we must conduct considerable "missionary" work to create awareness of our products and services. We therefore intend to bring T3000 to market in a phased approach. We initially will provide "proof of concept" by deploying the T3000 in the WTC Network and offer services to approximately 138,000 potential subscribers in that service area. The WTC Network is designed to meet the needs of smaller markets, to show the scalability of the infrastructure equipment and to demonstrate the data gathering operations and services. The WTC network will demonstrate to potential customers how the T3000 system operates, the costs for installing the equipment and the revenues from each service segment. To obtain PCS subscribers in the WTC Network territory, we will offer several attractive rate packages based on a monthly fixed fee. The PCS offerings include features not offered by cellular competitors that, in combination with T3000, should create significant subscriber interest for our PCS services. We also will deploy T3000 into the proposed Tri-Corners and Canadian wireless networks as they become operational.

     While we will first deploy the T3000 on these networks, we have commenced our initial marketing efforts. We intend to participate in regional and national trade shows, conferences and seminars, providing demonstrations using the local wireless network. We envision three principal distribution channels for T3000:

     o Large Telemetry Users (e.g., electric utilities and alarm companies), especially in major markets;
     o    PCS Carriers, CLECs and long distance carriers; and
     o    OEMs  (Original  Equipment   Manufacturers),   especially  those  with
          international sales and distribution infrastructure in place.

Each of these channels will target different geographic markets (i.e., major metropolitan areas, smaller markets and international), so that we can address most of our potential markets. We also will offer Service Bureau support to T3000 customers, as well as direct marketing of the Service Bureau to carriers, initially long distance carriers.

T3000 customers generally will purchase the T3000 equipment plus pay recurring license fees. The license fee for Telemetry Users could be a transmission charge (e.g., each time the COMM Center sends data or receives instructions) while the license fee for PCS carriers could be based on the total revenue generated on their network by the T3000. Particularly in the 50 largest markets, we may use joint ventures with the T3000 customer, where we provide the T3000 equipment, the customer provides the capital and markets the telemetry services, with the joint venturers splitting the revenue. Such joint ventures could provide ubiquitous coverage of that market for T3000 and allow us to sell T3000 to other Telemetry Users in that market. OEMs probably will pay an initial license fee for the T3000 technology plus a per-unit royalty. For Service Bureau activities, we expect to charge a fee of 3%-5% of the customer's annual revenue, lower than the customary 4%-6% fee for telecommunications billing services.

                                   COMPETITION

     The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. There are numerous companies offering wireless services and local exchange services; we expect more competitors in the future and we believe that existing competitors will continue expanding their service offerings. Most of our competitors have greater financial, personnel, brand recognition and other resources.

     Wireless Telemetry. As relatively new markets, there are few actual standard wireless telemetry providers but numerous companies are positioned to enter this market. Immediate competition to T3000 comes from existing utility meter reading companies that read utility meters manually or use the control channel of cellular companies or 800 MHz radio systems. The following chart identifies significant competitors to T3000:

                                                                       1997
Competitor    Product     Technology             Installed Base        Revenue          Ownership
----------    -------     ----------             --------------        -------          ---------
                                              3.4 million end points                  Publicly traded
CellNet ....  CellNet      900 MHz            80,000 new end points     $53.5M        NASDAQ - CNDS
                                              per month

                                              1500 utility companies                  Publicly traded
ITRON ......  Datameter    Radio              (over 11 million end      $216M         NASDAQ - ITRI
                                               points)

Cellemetry..  Cellemetry   Cellular - via     Not Available             Not           Numerex
                           digital control                              Available     subsidiary
                           channel of AMPS

Aeris ......  Microburst   Cellular - via     Not Available             Not           Private Company
                           digital control                              Available
                           channel of AMPS

     Mobile, Personal and Wireless Communications. Numerous carriers offer wireless communications, presenting significant competition. Competition for wireless service subscribers is based principally upon the services and available features, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to large, better capitalized and more experienced wireless communications operators who may be able to offer subscribers certain network advantages similar to those we offer. We expect to face increased competition from companies providing other communications technologies and services.

     The FCC can license six PCS licensees in each PCS market. Within the WTC Network territory, Alltel Cellular and Cellular One currently offer cellular service; Sprint Spectrum, U S West and Western Wireless Communications have FCC licenses but have not yet installed systems or infrastructure. We also compete with paging, dispatch and landline telephone service providers. One-way or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. The FCC has licensed Specialized Mobile Radio dispatch system operators to construct digital mobile communications systems on their existing SMR frequencies throughout the United States. When constructed, such systems could compete with our wireless service, but we expect significant delay before systems are constructed; even then, systems probably will be constructed only along interstate highways. Similarly, several companies have announced plans to design, construct, deploy and operate satellite-based telecommunications systems worldwide. Continuing technological advances and FCC policies encouraging development of new spectrum-based technologies may result in new competing technologies.

     Wireless Local Loop. Numerous carriers, particularly AT&T, are attempting to deploy wireless local loop technology. Due to the expense of most techniques ($600 to $1,100 per installation), wireless local loop has not been widely deployed.

     Billing Systems. There are more than 10 large billing system providers, such as CBIS, Billing Concepts, LHSG, ITDS, USCS and Saville, all public companies with sales exceeding $100 million. Other large billing systems companies include privately-held Kenan Systems and EDS which has many other non-billing activities; numerous small suppliers also offer billing services and software. We believe that there is no dominant supplier for smaller carriers, our target market.

                                   REGULATION

     Wireless telecommunications services are subject to significant regulation and we could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the "Communications Act") including amendments by the Telecommunications Act of 1996, the FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FCC or a contractual arrangement with a licensee. The provision of local exchange service through wireless local loop may be subject to state regulation. Approvals from state and local governments may be required to utilize public rights-of-way necessary to install and to operate networks, transmission towers, equipment, and other facilities. Furthermore, transfers of control of certificated carriers and assignments of regulatory authorizations often require prior approval from the FCC and state regulatory agencies.

     We hold the FCC radio frequency licenses needed for the WTC Network and we must obtain FCC certification for T3000 since it operates over radio frequencies. We have roaming agreements with other PCS carriers so that our customers can obtain the PCS airtime needed for the T3000. The Communications Act restricts foreign ownership of companies that directly or indirectly hold radio frequency licenses. However, the FCC has authority to approve certain levels of foreign ownership and recently approved substantial foreign ownership in PCS licenses when the public interest is served. Since a principal Company shareholder is not a U.S. "person", there is significant indirect foreign ownership of our radio frequency licenses. The FCC consented to such foreign ownership. These foreign ownership limits might prevent us from acquiring other radio frequency licenses in the future, which could make us dependent upon other parties that hold radio frequency licenses.

     The Company's telecommunications services also must comply with federal and state common carrier regulations, including certification, notification, registration and tariffing requirements. Although the FCC eliminated the tariffing requirements for interstate non-dominant carriers, such carriers must continue to file interstate tariffs until a federal court completes reviewing such detariffing and declares that the detariffing order is lawful. When necessary, we will file interstate tariffs with the FCC and state tariffs with the State of Nebraska and any other states where the Company is certified to provide wireless local exchange services. The FCC and numerous state agencies also impose prior approval requirements on transfers of control of certificated carriers and assignments of regulatory authorizations. States also often require prior approvals or notifications for the issuance of stock, bonds or other forms of indebtedness. The FCC and state regulatory agencies generally retain the right to sanction a carrier, impose forfeitures, mandate refunds or impose other penalties in the event of regulatory non-compliance by a carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, operating results and financial condition of the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or non-compliance with applicable laws and regulations.

                                    EMPLOYEES

     The Company had 42 full-time employees on December 31, 1999. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See "Management". No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

                                CORPORATE HISTORY

Telemetrix was recently formed through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group Inc. ("TRG-US") and Tracy Corporation II d/b/a Western Total Communications ("WTC"). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox's stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska; TRG-US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG-US's principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd., which offered some Customer Care Services in Canada; TRG-US then acquired TRG-Canada in early 1999. In a "reverse takeover" during the second and third quarters of 1999, the stockholders of WTC and TRG-US ("Principal Stockholders") acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG-US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

     - Arnox became Telemetrix Inc. ("Telemetrix"; "Arnox"; we use "Arnox" and "Telemetrix" for activities before and after, respectively, the Combination));

     - TRG-US will become Telemetrix Solutions Ltd. ("Telemetrix Solutions"; for the collective activities of Both TRG-US and TRG-Canada, we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination);

     -    WTC   will   become   Telemetrix    Technologies   Inc.   ("Telemetrix
          Technologies";   we  use  "WTC"  and  "Telemetrix   Technologies"  for
          activities before and after, respectively, the Combination);

[Organizational Chart]

Item 2.  Properties

     We share office space in Toronto with two affiliated companies pursuant to a lease expiring in April 2008. Our 6,800 square foot section of this office space contains the Telemetrix Solutions operations. Telemetrix Technologies leases 5,168 square feet of office space in Gering, Nebraska from Mr. Tracy (our President, Treasurer and Director), pursuant to a lease expiring in October 2002. See "Certain Relationships and Affiliated Transactions.

     Telemetrix Technologies holds various FCC radio frequency licenses: two PCS licenses for Scottsbluff, Nebraska, and 34 paging and mobile telephone licenses serving 27 locations in western Nebraska, eastern Wyoming and northeastern Colorado. In September 1999, Telemetrix Technologies sold a PCS license for McCook, Nebraska, to Pinpoint Communications.

Intellectual Property Rights. We believe our technologies provide a competitive advantage. We own all intellectual property rights in TRACCS and Intro CCB software and we have two pending U.S. patent applications for the T3000, COMM Center and associated technologies. We recently received a U.S. patent for our method of automatically collecting and transmitting telemetry data using short message technology. We also received a Notice of Allowance of a U.S. patent for our method and device for transmitting data over the digital control channel of wireless networks: we provided the required documentation and paid the fee, so we expect to receive the official patent soon. Our Optical Meter Reader is an enhancement of an existing optical meter reader. Our pending agreement with the patent holder allows us to enhance that device, file a patent for the enhanced Optical Meter Reader, include it in the T3000 system, and sell our enhanced Optical Meter Reader to that patent holder at a profitable price. We expect to execute a definitive written contract in the near future. As our technologies develop, we will file additional patent applications and amendments. We also use other intellectual property protections such as patents, copyrights, trademarks, trade secrets and non-disclosure agreements, to protect our technologies and prevent competitors from duplicating our products. However, we believe our expertise in developing technology confers a significant competitive advantage. While we will vigorously protect our intellectual property rights, we intend to challenge our competition with superior technology and better products.

     Patents are "intellectual property" conferred by federal legislation and authorized by the U.S. Constitution. Utility patents are available for new, useful and non-obvious processes, methods, machines, manufactured articles, compositions of matter or improvements of these items. U.S. patents are awarded on a first-to-invent basis, rather than a first-to-file basis. Patent applications must be filed by the first and original inventor no later than one year after any commercial exploitation of the invention. Patent application processing usually requires 18 months from the filing date to issuance or abandonment, although some applications remain pending for more than a decade. Patent applications are usually kept strictly secret until the patent is allowed to issue. Patents allow the holders to exclude others from making, using, or selling the patented invention in the United States; the duration of utility patents is 17 years. The protection provided by a patent is determined by the scope of the invention identified in the claims. Patent holders may file suit in the federal district courts to enforce patents; as a defense to an infringement action, a purported infringer may attack the patent's validity. Infringement of a valid patent can result in injunctive relief, a monetary award for up to three times the amount of damages, together with interest and costs, and in exceptional cases, attorney fees.

Item 3.  Legal Proceedings

     Neither Telemetrix nor any Subsidiary is currently engaged in any legal proceedings. A pending bankruptcy proceeding by an equipment supplier to the PCS network potentially could involve Telemetrix Technologies. In re Silicon Wireless, 99-51866-ASW-11 & 99-51867-ASW-11 (N.D. Cal.). As part of the WTC Network, we contracted with Silicon Wireless for $1.4 million of base station radio equipment and paid $170,000 for the initial equipment delivery. Silicon Wireless defaulted on the contract and then declared bankruptcy, so we may need to obtain the equipment from another manufacturer. Silicon Wireless or the bankruptcy trustee might demand additional payment from Telemetrix Technologies. We have never received any notice of a claim and we contend that Silicon Wireless's default bars any recovery. Prior to the Combination, we agreed to a business combination with Suncom Telecommunications, Inc. (renamed VirtualSellers.com, Inc.), which operates a call center. Although we never consummated the combination because Suncom failed to satisfy certain conditions, Suncom recently demanded that we pay expenses (e.g., travel and legal fees) it incurred prior to termination of the transaction. We cannot evaluate this claim until Suncom provides an itemized accounting and explains how the expenses resulted from the unsuccessful transaction. Apart from these matters, we are not aware of any threatened or pending material litigation that could involve the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not hold a shareholders' meeting in 1999, so security holders did not vote on any matters.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     The Shares are quoted on the NASD's Over-The-Counter Bulletin Board ("OTC-BB"), but there currently is a very limited market for the resale of the Shares, which have not traded actively since the late 1980s. Although we intend to apply for a NASDAQ listing in the future, Telemetrix currently does not qualify for listing. Since listing depends on our future financial condition, there is no assurance that we will ever qualify. Without a NASDAQ listing, trading in the Shares probably will remain light and the Shares will be illiquid.

     The following table lists the range of high and low closing prices in U.S. dollars on NASDAQ electronic bulletin board for the years ended December 31, 1998 and 1999. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   High                     Low
                                           -----------------------   ----------------------
                                           Arnox(1)   Telemetrix(2)  Arnox(1)  Telemetrix(2)
                                           -------    ------------   -------   ------------
  Fiscal year ended December 31, 1998
  First Quarter ..........................   0.60        6.94          0.60        6.94
  Second Quarter .........................   2.16       24.80          0.72        8.27
  Third Quarter ..........................   0.72        8.27          0.46        5.29
  Fourth Quarter .........................   0.36        4.13          0.36        4.13

  Fiscal year ending December 31, 1999
  First Quarter ..........................   0.36        4.13          0.36        4.13
  Second Quarter .........................    --         6.50           --         1.80
  Third Quarter ..........................    --         4.75           --         2.25
  Fourth Quarter .........................    --         2.75           --         1.19

---------------------

     (1) Price for shares of Arnox Corporation prior to the Combination on April 5, 1999.
     (2) Prices prior to the Combination represent the Arnox share price adjusted for 11.5 to 1 reverse stock split on April 5, 1999; thereafter represents closing price for Telemetrix Shares
     (3)  There was no trading activity prior to the fourth quarter of 1997.

The last reported trade of the Shares on December 31, 1999, was executed at a price of $1.75. On December 31, 1999, there were 12,880,897 Shares outstanding (911,342 held by non-affiliates) held by 199 record shareholders.

     We have not paid dividends on the Shares and the Board intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes. Future loan agreements also could limit our ability to pay cash dividends. We therefore do not anticipate paying any dividends in the foreseeable future.

Issuance  of  Unregistered  Securities.   The  following  tables  summarize  all
securities that the Company issued or sold during the fiscal year ended December 31, 1999, that were not sold in registered offerings:


                                                                                    Deemed Per
Date     Title                Amount          Purchaser           Exemption         Share Price    Consideration
----     -----                -----           ---------           ---------         -----------    -------------
4/5/99   Common Stock      6,127,200    Hartford Holdings Ltd.     Sec. 4(2)           $ 3.16      100% of TRG's stock
9/22/99  Common Stock        772,800    Hartford Holdings Ltd.     Sec. 4(2)           $ 2.27       14% of WTC's stock
9/22/99  Common Stock      4,140,000    Michael J. Tracy           Sec. 4(2)           $ 2.27       77% of WTC's stock
9/22/99  Common Stock        460,000    Michael L. Glaser          Sec. 4(2)           $ 2.27        9% of WTC's stock

Item 6. Management's Discussion & Analysis of Financial Condition or Plan of Operation

     Please read the following discussion in conjunction with the Consolidated Financial Statements and related notes. The results presented in this discussion do not necessarily indicate the results to be expected in any future periods. This discussion contains forward-looking statements based on our current expectations, which involve risks and uncertainties. These risks and uncertainties mean that future events could dramatically differ from our forward-looking statements. See the cautionary note about forward-looking statements that follows the "Table of Contents". Financial data in this discussion was rounded.

OVERVIEW. We offer solutions for wireless telemetry and telecommunications services to businesses and telecommunications carriers, particularly wireless Personal Communications Services ("PCS"). We are developing the T3000 wireless telemetry product for data collection, system monitoring, distribution and billing. The T3000 can be used in a wide variety of applications, such as automatic utility meter reading, home security, home health alarms, monitoring vending machines and other specialty applications. Our T3000 wireless telemetry system includes equipment (e.g., the COMM Center and Optical Reader), network monitoring services, billing and other support services. We will provide each of these components of the T3000. We also provide wireless telecommunications services over our wireless communications network (the "WTC Network"), which includes two separate wireless communication networks and the total coverage area encompasses portions of western Nebraska and southeastern Wyoming. Our Service Bureau located in Toronto provides billing and customer management services for long distance carriers. Our operations consequently will encompass research & development, product design, manufacturing, telecommunications services and carrier support services. Management recently reviewed the Company's business plan, decided to focus on the T3000 and consequently is downsizing the Service Bureau.

     We entered the telecommunications industry through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group, Inc. ("TRG", now renamed Telemetrix Solutions, Inc.) and Tracy II Corporation d/b/a Western Total Communications ("WTC", to be renamed Telemetrix Technologies Inc.). Before the Combination (when the companies operated separately), the only significant business activity was the WTC paging operations. Otherwise, Arnox was inactive, WTC was inventing T3000 and TRG was just commencing operations. At this early stage for the various businesses, these constituent companies spent over $30 million to acquire products and equipment (billing support Software, the T3000 technology and PCS Licenses) and then to refine and ready those products for sale. Funding for these development activities was provided by the Company's principal stockholders through loans ($5.4 million) and equity contributions ($25.5 million). As TRG launched its services, it incurred additional costs to set up corporate infrastructure and hire operations staff. Since our Company, products and services are innovative and relatively unknown, we are conducting "missionary" marketing to create awareness of our products and services. The Service Bureau has commenced regular operations, but the T3000 system and our other wireless communications services require further development.

     T3000. Telemetrix's immediate objective is getting T3000 into production. We are beta-testing the T3000 in western Nebraska, and integrating the devices with the controlling software. We also are modifying the product to integrate a GSM-PCS radio into the system as a module and to add the "Subscriber Line Interface" for interconnecting the GSM-PCS radio with household telephony wiring. Prototypes for the beta-testing use off-the-shelf GSM-PCS handsets and manually-produced circuitry components and customized connecting cables. After completing testing and software integration, we must obtain the necessary type approvals, acceptances and certifications, such as FCC certification of the radio module, and demonstrate compliance with various technical standards (e.g., GSM, UL, ITU, ANSI). Then we must develop the manufacturing process and obtain components; constraints imposed by the manufacturing process and availability of components may require further modification of the T3000. We estimate that bringing T3000 to market will require approximately $6.4 million: $1.7 million for product development (both internal and by third parties), $1.0 million for technology licensing, $1.0 million for manufacturing, $0.9 million for testing and certification and $2.0 million for working capital. We hope to obtain FCC and GSM certification in early 2000, build initial production units in February 2000 and commence volume production of T3000 units in June 2000. This schedule, illustrated below, depends upon successfully completing testing and obtaining the necessary manufacturing contracts.


1999                                                 2000
July     August   Sept.    Oct.     Nov.    Dec.     Jan.     Feb.     March    April   May      June
| |                                                            | |      | |                        |
| |                                                            | |      | |                        |
| ---------------Software integration & development------------|-|------  |                    Commence volume production
|                                                              | |         Build first production units.
 -----------------Beta-testing on WTC Network------------------| |
                                                                 FCC/GSM certification.

     After initial deployment, T3000 development will focus on integrating other wireless technologies (CDMA, TDMA, Local Multipoint Distribution System and satellite) to expand the coverage both in North America and around the world. Future T3000 enhancements will provide utility companies with flexible billing solutions and features such as customer energy use profiling and targeted load shedding.

     We recently executed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REA.net. REA.net is owned by two rural electric cooperatives, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and
Utah). We also have offered to deploy T3000 on a proposed PCS Network in Manitoba and Saskatchewan, Canada.

     Wireless Services. Our wireless communications services currently consist of paging operations in Nebraska and Wyoming over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $30,000 in monthly revenue. Prior to 1997, monthly revenue was approximately $40,000, but WTC has concentrated on developing T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenue. Also, the market penetration and decreasing cost of cellular service has affected the paging industry. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. Testing is underway, and we hope to commence commercial PCS operations in early 2000.

     Service Bureau. TRG acquired its TRACCS software in April 1998 and the Intro CCB software in June 1998, and completed development of that software (collectively, "Billing Software") in third quarter 1998. TRG began Service Bureau customer care operations (where TRG performs customer management services for long distance carrier customers) in late 1998. During 1998, TRG obtained four Service Bureau customers and billed them $18,000. To accommodate increased business, TRG's staff expanded from six to thirty five.

     For Service Bureau activities, we expect to charge a fee of 3%-5% of the customer's annual revenue, lower than the customary 4%-6% fee for telecommunications billing services. Although we actively market the Service Bureau to numerous carriers, especially those with annual sales under $100 million, transactions with affiliates will provide approximately 64% of 1999 Service Bureau revenue. As we expand our customer base, revenue from affiliates should decline below 5% of total Service Bureau revenue.

     TeleHub Communications Corporation ("TeleHub"), an affiliate of our principal shareholder, hired us to help them design their billing and customer care systems; during 1998 and 1999, we billed TeleHub approximately $1.3 million. We also had executed a letter of intent to license TRACCS to TeleHub for approximately $2.5 million and received a $250,000 deposit for the site license; however, in August 1999, TeleHub decided not to acquire the TRACCS license. We applied the $250,000 deposit against billing services that we rendered to TeleHub; those billing services would have been included in the site license. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, the subsidiary owed the Company approximately $606,000 for billing and consulting services. Given the preliminary stage of this bankruptcy case, the Company has reserved for the entire amount owed. Until completion of this bankruptcy case, we will not receive any payment.

DESCRIPTION OF FINANCIAL COMPONENTS

Revenue and Cost of Sales: The following chart summarizes the anticipated components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

                                                         Costs of Sales
Activity                      Revenue Source         (excluding depreciation)
--------                      --------------         -----------------------

Service Bureau                Service Bureau         Compensation for Service
                              Consulting income      Representatives & fulfillment charges.

Wireless telecommunications   PCS Services           Carrier settlements for airtime charges
                              Equipment Sales        Equipment costs

Wireless Telemetry            Licensing T3000        Manufacturing costs; license fees
                              T3000 Equipment sales  Manufacturing costs; license fees
                              T3000 software sales   License fees

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

     Research & Development. Our research & development activities will principally focus on completing T3000 for release in June 2000. We expect research & development always will constitute a significant operating expense because we must continually enhance and upgrade our products and services. For example, we must enhance T3000 to integrate other wireless technologies such as TDMA and CDMA.

     Capital Expenditures. The Service Bureau has volume-based capital requirements and as this business grows the Company will have to invest in larger computers and more service representatives to support the growth. The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center ("T-NOC"). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies). We estimate that deployment of the T-NOC could require a total of $1.5 million; we also are exploring potential outsourcing for the T-NOC.

     Licensing. Our products and services utilize intellectual property of other parties, which generally requires us to pay license fees. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their GSM-PCS 1900 radio design and a recurring license to The Technology Partnership ("TTP") to use their GSM protocol software in that embedded radio. We also must reserve funds to pay licenses on "essential patents" on the GSM radio and protocols, which is a standard practice in the industry. The Service Bureau uses several IBM AS/400 computers and smaller PC-based computing systems, which will require periodic maintenance fees and upgrade license fees.

     Pre-Production. Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association ("CSA") and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components.

     Sales & Marketing. Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company, products and services are innovative and relatively unknown, we must conduct considerable "missionary" marketing to create awareness of our products and services. Similarly, we will incur high initial marketing expenses when addressing new categories of customers; for example, when we expand the Service Bureau's target market from smaller carriers to LECs and utility companies. Such missionary work will entail significant initial marketing costs. We anticipate lower sales volumes for 6-12 months before our "missionary" work takes root and sales reach "regular" levels.

     Manufacturing. The largest manufacturing expense will be carrying inventory on the T3000 units. Since T3000 will include some customized components (such as Integrated Circuits), we must commit to large volume purchases to ensure timely delivery and to lower costs. In a similar manner, large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate building to inventory rather than building to actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. We will maintain an inventory of finished products to ensure a reliable flow of T3000 units to customers.

     General & Administrative. General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, non-capitalized research & development, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

Depreciation and Amortization. These non-cash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets (such as FCC Licenses, patents and Billing Software) and goodwill. In the year ended December 31, 1998, the single largest component of depreciation and amortization was the TRACCS Billing Software. When the Billing Software was acquired, an independent consulting firm reviewed the functionality of the Billing Software and determined its fair market value. Subsequent to the Combination, management changed its operating plans and accordingly determined that the historical cost attributed to the Billing Software would not be recoverable through future cash flows. Thus, in December 1999, the Board approved the impairment of the remaining portion of the Billing Software.

Interest Expense. Interest expense includes interest incurred from debt. Our principal interest expense results from amounts we borrowed from our principal shareholder, which incur interest at annual rates ranging from 7.5% to 8%.

RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to year ended December 31, 1998

     We acquired TRG on April 5, 1999; prior to that acquisition, Arnox was inactive. The consolidated balance sheet as of December 31, 1999, includes the accounts of Telemetrix and its wholly-owned subsidiaries. The statement of operations for the year ended December 31, 1999 ("Recent Period") include the operations of Telemetrix Solutions and Telemetrix Technologies from their dates of acquisition.

     During the year ended December 31, 1998, TRG acquired the Billing Software and began initial marketing of Billing Software licenses and Service Bureau operations. WTC continued to provide paging services but devoted most of its resources on research, development, testing and marketing for the T3000 system. The operating results for this period reflect the early stage of our business and our significant research and development activities. During the year ended December 31, 1997, the only business activity was the paging services provided by WTC plus research and development of T3000. The financial statements for the year ended December 31, 1998 ("Prior Period") show the operations of TRG (Arnox was inactive during the Prior Period). All significant intercompany transactions and balances have been eliminated.

     Revenue totaled $1.6 million during the Recent Period, compared to $0.4 million during the Prior Period. During the Recent Period, we received $107,000 from equipment sales and rentals, $601,000 from Service Bureau clients and $867,000 from fees for implementation and consulting services. We expect revenue to increase substantially over the next 12 to 18 months as TRG obtains new customers and we launch the T3000 system.

     Operating expenses (excluding impairment of the Billing Software) were $22.0 million during the Recent Period. These expenses are primarily due to salary and consulting costs incurred to build the infrastructure to support a growing client base.

          Cost of Sales were approximately $2.0 million for the Recent Period. The primary component of these expenses include salaries and wages for the sales staff and consulting fees related to implementation of new customers.

          Research & Development expenses were approximately $5.5 million for the Recent Period. The primary component of this expense is the $4.5 million we expensed as In-process Research & Development valued as part of the acquisition of WTC assets. Salaries and consulting costs also increased to service and support the growing client base. Research & development expenses will increase until second quarter of 2000, principally for developing the T3000 technology.

          Pre-Production expenses were not incurred during the Recent Period or Prior Period. We expect to incur pre-production expenses during the fourth quarter as we start to build T3000 units; these expenses should increase in first quarter 2000 as we commence volume production.

          Licensing expenses were approximately $500,000 during the Recent Period, primarily the fees to Plextek and TTP for their GSM-related technology. We expect licensing fees to increase when production and sale of T3000 units commences.

          Manufacturing expenses were not incurred during the Recent Period or the Prior Period. We will start incurring manufacturing expenses for the T3000 in the second quarter of 1999.

          Selling, General & Administrative expenses were $14.6 million for the Recent Period. Increased salary and promotional expenses were incurred to create awareness of our products and to build our client base.

          Non-recurring organizational expenses were $5.5 million for the Recent Period. These were the legal and formation costs for the Company, which were expensed. These amounts were paid by issuing 1,067,000 Shares to advisors and consultants in conjunction with the acquisition of TRG.

          Non-recurring Research & Development expenses were $4.5 million for the Recent Period. These represents the in-process research & development expenses of WTC when it was acquired by the Company.

     Interest expense was $537,000 for the Recent Period. This expense represents primarily the interest charges on related party loans, principally the loans from Hartford Holding Ltd. Interest expense for the Prior Period was $145,000, which also was interest on loans from Hartford Holdings Ltd.

     Net loss. We reported a net loss of $34.0 million for the Recent Period. The principal component of this net loss was impairment of the TRACCS software, the amounts we expensed for In-process Research & Development from the
acquisition   of  WTC  assets  and  the  costs   incurred   for  the   corporate
restructuring. We did not record any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES. TRG's principal stockholders have financed our activities through loans and equity contributions. The Service Bureau operations have also provided some funding for operations and development. In March 2000, we completed a private placement of Shares that raised proceeds of $2.5 million, which we are using for working capital. We must obtain additional financing in order to fund out operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

FUNDING   REQUIREMENTS.   In  order  to  pay  operating   expenses  and  achieve
self-sustaining operations, we expect to require substantial funding during the next two years. We will need funds for:

     Research and Development projects include completing the T3000 system, particularly a tightly coupled billing solution for the utility markets and the integration of other PCS radio technologies to expand the potential markets for the T3000 product. We estimate that our research and development activity over the next two years will require $1.6 million.

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

     T3000 Network Operation Center. Capital will be required to equip the T3000 Network Operation Center ("T-NOC"). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies). We estimate that deployment of the T-NOC will require $1.5 million; we also are exploring potential outsourcing for the T-NOC.

YEAR 2000 READINESS. The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and date-sensitive calculations involving dates in the Year 2000 and beyond. The "Year 2000 Issue" results from computer programs using two digits rather than four digits to define the applicable year, so that all dates are interpreted as occurring between 1900 and 1999. Computers and other equipment using such programs will incorrectly interpret dates after the year 1999. Such misinterpretation might cause system failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 issues could affect us through the Year 2000 incompatibility of our own computer systems and equipment as well as the Year 2000 incompatibility of third parties, such as vendors, suppliers or customers. We have not yet encountered any Year 2000 problems, we do not expect to incur significant expenditures to resolve Year 2000 issues and we have allocated sufficient resources for remediating any Year 2000 issues.

Item 7.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. Any financial data schedules required by Regulation S-X are filed as Exhibit 27.

Item 8. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure

     The 1999 Combination resulted in TRG and WTC becoming Company subsidiaries and changed control of the Company. With these significant changes, the Company selected new independent auditors to replace the prior certifying accountants ("Auditors") for Arnox, WTC and TRG.

     o Want & Ender CPA, P.C. ("Want & Ender") audited Arnox's financial statements for 1998 and prior years. After the 1999 business combination ("Combination") that changed control of the Company, Want & Ender ceased to serve as the Company's Auditor (see Current Report on SEC Form 8-K filed May 17, 1999).

     o Prior to the Combination, TRG had engaged BDO Dunwoody LLP ("BDO") to audit TRG's 1998 financial statement. Since BDO's engagement was limited solely to TRG's 1998 financial statements, BDO will not audit Telemetrix Solution's future financial statements (see Current Report on SEC Form 8-K dated March 8, 2000).

     o Fred A. Lockwood & Co., P.C. ("Lockwood"), audited WTC's 1998 & 1997 financial statements but will not audit Telemetrix Technologies' future financial statements (see Current Report on SEC Form 8-K dated March 8, 2000).

During the two most recent fiscal years and subsequent interim periods preceding the change in Auditors, the Company and the former Auditors did not disagree on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure that would have caused the former Auditors to refer to the subject matter of the disagreement(s) in connection with their report. Moreover, the former Auditors' reports on the financial statements of Arnox, TRG and WTC for the past two years did not contain any adverse opinions or disclaimers of opinion, or were modified as to uncertainty, audit scope or accounting principle. The Company previously reported these changes on SEC Form 8-K and requested comments from the former Auditors. In their letters addressed to the SEC, the former Auditors did not disagree with the Company's disclosure.

     Effective March 8, 2000, the Company engaged the accounting firm of Ehrhardt Keefe Steiner & Hottman, Certified Public Accountants and Consultants, 7979 East Tufts Avenue, Denver, Colorado ("EKS&H"), as its Auditor for the year ending December 31, 1999. Prior to engaging EKS&H, the Company did not consult them concerning any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to Company's financial statements. The Company's Board of Directors recommended and approved the appointment of the new Auditor.

                                    PART III

Item 9.  Directors and Executive Officers of Registrants

     Telemetrix's shareholders elect the Board of Directors at each annual general meeting. Directors hold office until their successors have been elected and qualified or until their death, resignation or removal. The incumbent Directors fill vacancies occurring between annual general meetings of the shareholders. Telemetrix's Officers are appointed by, and serve at the pleasure of, the Board. No Director or Executive Officer was selected pursuant to any arrangement or understanding between that person and any other person. Telemetrix's current directors and executive officers are listed below.

        Name             Appointed      Age   Positions
        ----             ---------      ---   ---------
   William W. Becker     April 1999      70   Chairman of the Board of Directors
   Michael Tracy         April 1999      53   Director and Chief Executive
                                              Officer of Telemetrix; President
                                              of WTC
   James Doyle           March 2000      44   Chief Financial Officer
   Michael L. Glaser     April 1999      60   Secretary & Director

William W. Becker, Chairman of the Board. Mr. Becker is a principal of Hartford Holdings Ltd. ("HHL"), our largest shareholder. He also serves a Chairman of The Becker Group of Companies and Transdigital Communications Corporation, and served as the Chairman of TeleHub Communications Corporation ("TeleHub") from March 1996 through June 1999 and then from September 1999 to the present. He also serves on the Board of Directors for nCUBE Corporation, AirCell Communications, Inc., Transdigital Communications Corporation, Earth Satellite Telecommunications Advanced Research, Inc. ("e*star") and TeleHub Communications Corporation ("TeleHub"). Prior to joining us, Mr. Becker founded a number of companies in telecommunications, cable TV, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas Ltd. (now Cigar Oil & Gas Ltd.) Mr. Becker was a significant investor of IntelCom Group, Inc. (now, ICG Communications, Inc.), a CLEC, for which he served as chairman and CEO from 1987 to June 1995.

Michael Tracy,  Director and Chief Executive Officer of Telemetrix and President
- Telemetrix Technologies. Mr. Tracy has over 20 years of broadcasting and communications experience and is President of Tracy Broadcasting Corporation, the licensee of radio Stations KMOR, KOAQ and KOLT AM/FM in Scottsbluff and Gering, Nebraska; KFBZ, Kimball, Nebraska; KASX, Pine Bluffs, Wyoming; and KAHL, Bridgeport, Nebraska. He founded Tracy Broadcasting Corporation in 1976. In 1982, Mr. Tracy formed WTC (now called Telemetrix Technologies) which provides paging, PCS and mobile telephone services in Western Nebraska, Eastern Wyoming and Northern Colorado. His experience with Telemetrix Technologies led to the origination and development of the T3000 system which provides a unique package of communications services for home and business that includes wireless local loop applications, utility meter reading, alarm monitoring, appliance control and much more. Mr. Tracy has a Bachelor of Arts degree from The Hiram Scott College, has held various elected civic and local positions including the city council and president of the chamber of commerce. Mr. Tracy is a member of several professional, industry and representative boards in Nebraska.

Michael L. Glaser, Secretary & Director. Mr. Glaser has 33 years legal and regulatory experience in the telecommunications industry. Mr. Glaser currently is a shareholder of Haligman Lottner Rubin & Fishman, P.C., Company's legal counsel, based in Denver, Colorado, which he joined in January 1996. Previously, Mr. Glaser was a director and shareholder of Hopper and Kanouff, P.C., a law firm in Denver, Colorado, from July 1992 to January 1996, and a partner at Holme Roberts & Owen, another Denver, Colorado law firm, from July 1990 through June 1992. Mr. Glaser was Chairman of the Telecommunications Law Forum of the Colorado Bar Association, and is licensed to practice in Colorado, Maryland and the District of Columbia. Mr. Glaser received both his undergraduate degree and law degree (with honors) from the George Washington University, Washington, D.C.

James Doyle, Chief Financial Officer. Mr. Doyle has extensive experience in corporate fiscal management. He most recently served as Vice President and CFO of the Regional West Medical Center in Scottsbluff, Nebraska. He previously served as Controller for Provenant Health Partners and Hospital Controller for National Medical Enterprises, both in Denver, Colorado. He also held executive positions with Rocky Mountain Health Care Corporation/Blue Cross and Blue Shield of Colorado, serving as Director, Corporate Planning; Supervisor, Corporate Budget and Financial Planning and Senior Financial Analyst. Mr. Doyle received his Bachelor's degree in Earth Science from the University of Northern Colorado in 1977 and his MBA from the University of Nebraska-Lincoln in 1983. He was licensed as a Certified Public Accountant in 1987.

                                BOARD COMMITTEES

     The Board currently does not have any committees but intends to form an Audit Committee and a Compensation Committee. The proposed Audit Committee will review the services provided by the Company's independent accountants, consult with the independent accountants on audits and proposed audits of the Company and review certain filings with the SEC and the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee will determine executive compensation and review transactions between the Company and its affiliates, including any associates of affiliates.

                    LITIGATION INVOLVING OFFICERS & DIRECTORS

     Mr. William Becker served as the Chairman of TeleHub Communications Corporation ("TeleHub") from March 1996 through June 1999 and then from September 1999 to the present. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, that subsidiary owed the Company approximately $606,000 for billing and consulting services. Given the preliminary stage of this bankruptcy case, the Company has reserved for the entire amount owed. Until completion of this bankruptcy case, we will not receive any payment.

Item 10. Executive Compensation

Executive Compensation. The following table provides certain summary information concerning compensation paid or accrued by Company and its subsidiaries to Michael J. Tracy, the Company's CEO, and the four most highly compensated executive officers of the Company (the "Named Officers") for the fiscal years ended December 31, 1997, 1997 & 1999. The Company has not granted options, warrants, stock appreciation rights or other long-term compensation.


                           Summary Compensation Table

                                           Annual Compensation
                              Fiscal    --------------------------         Long-Term         All Other
Name & Principal Position      Year     Salary    Bonus      Other        Compensation      Compensation
-------------------------     ------    ------    -----      -----        ------------      ------------
Michael J. Tracy ...........   1999     $  9,700   None       None             None            None
  Chief Executive Officer      1998(1)  $ 12,000   None       None             None            None
                               1997(1)  $ 12,000   None       None             None            None

Oz Pedde ...................   1999     $183,000   None       None             None            None
  Former CEO                   1998     $ 61,000   None       None             None            None
                               1997        --       --          --              --               --

Jeff Gilchrist..............   1999(2)  $104,000   None       None             None            None
  Former President of TRG      1998     $ 88,000   None       None             None            None
                               1997        --       --          --              --               --

Bernard Gillies.............   1999(3)  $ 28,000   None       None             None            None
  Former President of          1998        --       --          --              --               --
  Telemetrix Solutions         1997        --       --          --              --               --

--------------------------

(1) Mr. Tracy received this compensation as President of WTC prior to the Combination.
(2)  Mr. Gilchrist left the Company in July 1999.
(3)  Mr. Gillies was employed from July to September 1999.


Stock Option Plans. The Board is considering adoption of an incentive stock option plan to award stock options for officers, directors, employees and consultants. The Plan will permit both Incentive Stock Options and Non-statutory Stock Options (as described in the Internal Revenue Code). Either the Board or a Board Committee will select option recipients and will set the terms, such as exercise price, the number of shares purchasable and vesting, for any options; the terms of an option will be specified in a specific option certificates.

Executive Employment Contracts. The Company employs Mr. Doyle, the Company's Chief Financial Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $90,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Doyle shall receive a termination fee equal to 1/3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Doyle executes a standard release waiving all claims against the Company. Mr. Doyle is subject to a confidentiality covenant.

Director Compensation. We currently do not provide cash compensation to Directors who are not also employees for attendance at Board or committee meetings, but does reimburse expenses related to such attendance (e.g., airfare or telephone charges). After we formulate and begin implementing the business plans, the Board's Compensation Committee will address director compensation.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions. Since the Board does not have a Compensation Committee, the Board has responsibility for all Executive Officer compensation issues. The Board will establish a Compensation Committee to adopt executive compensation policies.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table set forth the number of Shares beneficially owned on December 31, 1999, by (i) each person beneficially owning more than five percent (5%) of Telemetrix's outstanding Shares; (ii) each executive officer and director; and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner                                    Shares    Percent(1)
------------------------------------                                    ------    ---------
Hartford Holdings Ltd. ("HHL") ....................................   5,175,000(2)   40.2%
     Box 143,Cayman Islands, British West Indies

Vintage Investments Ltd. ..........................................   1,725,000(3)   13.4%
     Box 143,Cayman Islands, British West Indies

William W. Becker (Chairman of the Board of Directors)  ...........   6,900,000(4)   53.5%
     Box 143, Cayman Islands, British West Indies

Michael J. Tracy (Chief Executive Officer, Treasurer & Director) ..   4,328,500     33.6%
     1225 Sage, Gering, Nebraska  69341

Michael L. Glaser (Secretary & Director) ..........................      747,158      5.8%
     633 17th Street, Suite 2700, Denver, Colorado 80202

James Doyle (Chief Financial Officer) .............................            0       --
     1225 Sage, Gering, Nebraska  69341

Executive Officers and Directors as a Group (3 persons) ...........   11,975,658     92.9%

---------------------------

*    Less than one percent of outstanding Shares.

(1) Based on 12,880,897 issued and outstanding Shares on December 31, 1999. Beneficial ownership is calculated according to the SEC's rules.
(2) William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL.
(3) William W. Becker is empowered to exercise sole voting and investment control over shares held by Vintage.
(4)  Includes all Shares held by HHL and by Vintage.

There currently are no arrangements that could result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

     TeleHub Communications Corporation ("TeleHub", an affiliate of HHL) hired Telemetrix Solutions to provide billing processing and consulting services. Telemetrix Solutions billed TeleHub approximately $458,000 for these services during 1998, and continued to provide such services during 1999. We also had executed a letter of intent to license TRACCS to TeleHub for approximately $2.5 million and received a $250,000 deposit for the site license; however, in August 1999, TeleHub decided not to acquire the TRACCS license. We applied the $250,000 deposit against billing services that we rendered to TeleHub; those billing services would have been included in the site license. TeleHub also owes us $203,500 for services provided by TRG/Telemetrix Solutions.

     The Becker Group of Companies, owned by HHL (our largest shareholder), advised us on various issues concerning the Combination and currently is providing various consulting services for Telemetrix Solutions. The cost of these services were recorded as expenses of the Company. The Becker Group also advanced us $260,000, which is due on demand.

     At December 31, 1999 HHL had advanced a total of $5.8 million, evidenced by various promissory notes. Unsecured notes totaling $3.6 million accrue interest at 7.5% annually and are due on dates ranging from August 2000 to November 2001. Unsecured notes for the remaining $2.2 million accrue interest at 8.25% annually and mature on dates ranging from March 2001 to April 2001. HHL also advanced $250,000 to the Company, which is due on demand.

     Northern Cablevision Ltd. (an HHL affiliate) is the nominal lessee of our Toronto office space, which rents at the current market rate for Toronto office space. We share that office space with two other HHL affiliates, the Becker Group and Mondetta Telecommunications. We pay $240,000 annual rent based on our portion of the entire office space plus an allowance for common areas.

     BGC Investments, LLC ("BGC", beneficially owned by the adult children of Mr. William Becker, our Chairman), lent us approximately $1 million, as evidenced by 12% convertible promissory notes due in varying amounts on dates ranging from December 2000 to March 2001.

     Mr. Tracy (President, Treasurer and Director) owns the building in Gering, Nebraska, where Telemetrix Technologies conducts its operations. Telemetrix Technologies pays rent of $2,500 per month, which is the current market rate.

     As part of the Combination, Capston Network Company (an affiliate of Ms. Fonner, a former director and officer) received 300,000 Shares for its administrative and management services.

     Mr. Michael Glaser (Vice President, Secretary and Director) and his law firm, Haligman Lottner Rubin & Fishman, P.C., received 90,000 and 60,000 Shares, respectively, for legal services relating to the Combination. That firm now provides legal services to the Company at the firm's customary hourly rates.

     The Principal Stockholders (Messrs. Becker, Glaser and Tracy) provided initial funding to WTC for developing the T3000 system. Messrs. Becker and Glaser each lent $250,000 to WTC in December 1997, and converted those loans into WTC stock in January 1999.

     We believe that each of these transactions were on terms no less favorable than we could have obtained in transactions with unrelated third parties.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

13(a)(1) List of Exhibits

     (1)  Underwriting Agreement. No Exhibit Required.

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

     ++ (2.1) Reorganization Agreement, dated March 22, 1999, between Arnox, TRG, WTC and the stockholders of TRG and WTC.

     (3)  Corporate Organization.

     +    (3.1) Amendment to Certificate of Incorporation dated March 22, 1999.

     (4)  Instruments defining the rights of security holders.

     +    (4.1) Specimen Certificate for $0.001 par value Common Stock.

     (5)  Letter regarding Legality. No Exhibit Required.

     (6)  No Exhibit Required.

     (7)  No Exhibit Required.

     (8)  Opinion regarding Tax Matters. No Exhibit Required.

     (9)  Voting Trust Agreement. None.

     (10) Material Contracts. None.

     (11) Statement regarding Computation of Per Share Earnings. None.

     (12) No Exhibit Required.

     (13) Annual Report to Security Holders. None.

     (14) No Exhibit Required.

     (15) Letter  regarding   Unaudited  Interim  Financial   Information.   Not
          Applicable.

     (16) Letter regarding Change in Certifying Accountant

     +++ (16.1) Letter from Want & Ender C.P.A., dated May 11, 1999, regarding change in certifying accountants.

     ++++ (16.2) Letter from Fred A. Lockwood & Co., P.C., dated March 21, 2000, regarding change in certifying accountants.

     ++++ (16.3) Letter from BDO Dunwoody LLP, dated April 5, 2000, regarding change in certifying accountants.

     (17) Letter regarding Director Resignation. None

     (18) Letter regarding Change in Accounting Principles. None

     (19) Report furnished to Security Holders. No Exhibit Required.

     (20) Other  Documents  or  Statements  to  Security  Holders.   No  Exhibit
          Required.

     (21) No Exhibit Required.

     (22) Published Report regarding Matters Submitted to Vote of Security Holders. None

     (23) Consents. No Exhibit Required.

     (24) Power of Attorney.

     ! (24.1) Power of Attorney for Officers and Directors of Company (Signature Page to this Annual Report).

     (25) Statement of Eligibility of Trustee. No Exhibit Required.

     (26) Invitation for Competitive Bids. No Exhibit Required.

     !    (27) Financial Data Schedule.

     (28) Information from Reports Furnished to State Insurance Regulatory Authorities. None.

     (99) Other Exhibits. None.

----------------------------

+ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed April 5, 1999.

++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed April 23, 1999.

+++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed May 17, 1999.

++++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed March 8, 2000, as amended March 21, 2000, as further amended April 2000.

! Filed with this Annual Report on SEC Form 10-K for the year ended December 31, 1999.


13(b)Reports on Form 8-K. The Company  filed an amended  Current  Report on Form
     8-K/A on November 23, 1999 (amending the October 7, 1999, Current Report on SEC Form 8-K), reporting:

          Item 4: Changes in the Company's Certifying Accountant (BDO as TRG's Auditor); and

          Item 7: Financial Statements of Acquired Businesses (TRG & WTC) and pro forma financial statements for the Combination.

     On March 8, 2000 (subsequent to the period covered by this Report), the Company filed a Current Report on Form 8-K reporting:

          Item 4: Changes in the Company's Certifying Accountants (see Item 8 above).

     This Report was amended March 21, 2000, and further amended April 2000, to include the comment letters from the former certifying accountants.

                                TELEMETRIX, INC.

                        Consolidated Financial Statements
                        and Independent Auditors' Report
                           December 31, 1998 and 1999


                                Table of Contents


                                                                            Page

Independent Auditors' Report...............................................F - 1

Consolidated Financial Statements

Consolidated Balance Sheets................................................F - 2

Consolidated Statements of Loss and Comprehensive Loss.....................F - 3

Consolidated Statement of Stockholders' Equity (Deficit)...................F - 4

Consolidated Statements of Cash Flows......................................F - 5

Notes to Consolidated Financial Statements.................................F - 7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Telemetrix, Inc. and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the Company for the year ended December 31, 1998 were audited by other auditors whose report dated August 6, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         Ehrhardt Keefe Steiner & Hottman PC
April 6, 2000
Denver, Colorado

                                                     TELEMETRIX, INC.

                                               Consolidated Balance Sheets


                                                                                               December 31,
                                                                                                   1999
                                                                                               -----------
                                          Assets
Current assets
   Cash ...........................................................................          $     16,000
   Accounts receivable, net of allowance for doubtful accounts $653,000 (1999) ....               259,000
   Note receivable - related party (Note 11) ......................................               348,000
   Due from related companies (Note 11) ...........................................                54,000
   Prepaid expenses ...............................................................                 3,000
                                                                                             ------------
       Total current assets .......................................................               680,000

Property and equipment, net (Note 4) ..............................................             2,317,000
Intangibles, net (Notes 3, 5 and 9) ...............................................             8,545,000
                                                                                             ------------

Total assets ......................................................................          $ 11,542,000
                                                                                             ============

                      Liabilities and Stockholders' Equity (Deficit)
Current liabilities
   Line-of-credit (Note 7) ........................................................          $    195,000
   Accounts payable ...............................................................               709,000
   Accrued expenses (Note 6) ......................................................             1,264,000
   Due to related companies (Note 11) .............................................               354,000
   Current portion - long term debt - related parties (Note 8) ....................             2,157,000
   Current portion - long-term debt (Note 9) ......................................                 8,000
                                                                                             ------------
                                                                                                4,687,000

   Deferred rent liability ........................................................               130,000
   Long term debt - related party (Note 8) ........................................             4,588,000
   Long term debt (Note 9) ........................................................               836,000
                                                                                             ------------
                                                                                                5,554,000
                                                                                             ------------
                                                                                               10,241,000
                                                                                             ------------

Commitments and Contingencies (Note 12)

Stockholders' equity (deficit) (Note 3)
   Preferred stock $. 001 par value, 5,000,000  shares authorized, none
    issued or outstanding .........................................................                  --
   Common stock, $.001 par value, 25,000,000 shares authorized, 12,880,897
    issued and outstanding ........................................................                13,000
   Additional Paid in capital .....................................................            37,080,000
   Accumulated foreign currency translation adjustment ............................               (15,000)
   Accumulated deficit ............................................................           (35,777,000)
                                                                                             ------------
     Total stockholders' equity (deficit) .........................................             1,301,000
                                                                                             ------------

Total liabilities and stockholders' equity (deficit) ..............................          $ 11,542,000
                                                                                             ============



                See notes to consolidated financial statements.

                                          TELEMETRIX, INC.

                                       Consolidated Statements
                                   of Loss and Comprehensive Loss


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                                 1998                      1999
                                                                                 ----                      ----
Revenue
   Equipment sales and rental ....................................         $       --                $    107,000
   Consulting income .............................................              409,000                   867,000
   Service bureau income (Note 11) ...............................               18,000                   601,000
                                                                           ------------              ------------
     Total revenues ..............................................              427,000                 1,575,000
                                                                           ------------              ------------

Expenses
   Cost of revenue ...............................................              840,000                 1,955,000
   Research and development ......................................                 --                   5,462,000
   Selling, general and administrative ...........................              856,000                14,594,000
   Impairment of software ........................................                 --                  13,194,000
                                                                           ------------              ------------
Total operating expenses .........................................            1,696,000                35,205,000
                                                                           ------------              ------------

   Net loss from operations ......................................           (1,269,000)              (33,630,000)
                                                                           ------------              ------------

Other
   Interest expense ..............................................              145,000                   537,000
   Other expense (income) ........................................              (80,000)                 (152,000)
                                                                           ------------              ------------
     Total other .................................................               65,000                   385,000
                                                                           ------------              ------------

Net loss before comprehensive loss ...............................           (1,334,000)              (34,015,000)

Other comprehensive income (loss)
   Foreign currency translation adjustments ......................               (5,000)                   23,000
                                                                           ------------              ------------

Comprehensive loss ...............................................         $ (1,339,000)             $(33,992,000)
                                                                           ============              ============

Earnings (loss) per common share - basic and diluted .............         $       (.22)             $      (3.95)
                                                                           ============              ============

Weighted average common shares outstanding .......................            6,127,000                 8,620,685
                                                                           ============              ============




                See notes to consolidated financial statements.

                                               TELEMETRIX, INC.

                            Consolidate Statement of Stockholders' Equity (Deficit)

                                                                                 Foreign Currency
                                                          Common Stock             Translation
                                                     Shares           Amount        Adjustment
                                                     ------           ------     ----------------
Balance - December 31, 1997 ...................              1   $       --     $     52,000

Foreign currency translation adjustment .......           --             --           (5,000)

Net loss ......................................           --             --             --
                                                  ------------   ------------   ------------

Balance - December 31, 1998 ...................              1           --           47,000

Common stock acquired through reverse-merger
  (Note 3) ....................................        313,896           --             --

Common stock issued in connection with business
   reorganization (Note 3 ) ...................      6,127,200          6,000           --

Stock issued to advisors ......................      1,067,000          1,000           --

Stock issued in acquisition (Note 3) ..........      5,372,800          6,000           --

Foreign currency translation adjustment .......           --             --          (62,000)

Net loss ......................................           --             --             --
                                                  ------------   ------------   ------------

Balance - December 31, 1999 ...................     12,880,897   $     13,000   $    (15,000)
                                                  ============   ============   ============
                                                                                         Total
                                                 Additional                          Stockholders'
                                                   Paid-in         Accumulated          Equity
                                                   Capital            Deficit          (Deficit)
                                                 ----------        -----------       ------------
Balance - December 31, 1997 ...................   $       --     $   (428,000)   $   (376,000)

Foreign currency translation adjustment .......           --             --            (5,000)

Net loss ......................................           --       (1,334,000)     (1,334,000)
                                                  ------------   ------------    ------------

Balance - December 31, 1998 ...................           --       (1,762,000)     (1,715,000)

Common stock acquired through reverse-merger
  (Note 3) ....................................           --             --              --

Common stock issued in connection with business
   reorganization (Note 3 ) ...................     19,341,000           --        19,347,000

Stock issued to advisors (Note _) .............      5,534,000           --         5,535,000

Stock issued in acquisition (Note 3) ..........     12,205,000           --        12,211,000

Foreign currency translation adjustment .......           --             --           (62,000)

Net loss ......................................           --      (34,015,000)    (34,015,000)
                                                  ------------   ------------    ------------

Balance - December 31, 1999 ...................   $ 37,080,000   $(35,777,000)   $  1,301,000
                                                  ============   ============    ============


                See notes to consolidated financial statements.

                                               TELEMETRIX, INC.

                                     Consolidated Statements of Cash Flows

                                                                                                For the Years Ended
                                                                                                   December 31,
                                                                                            1998                    1999
                                                                                            ----                    ----
Cash flows from operating activities
   Net loss                                                                        $    (1,334,000)        $   (34,015,000)
                                                                                   ---------------         ---------------
   Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation and amortization ..............................................           79,000           7,386,000
     Deferred rent ..............................................................          (16,000)            (15,000)
     Stock issued for services ..................................................             --             5,535,000
     Impairment of software .....................................................             --            13,194,000
     Purchased in process research and development ..............................             --             4,530,000
     Changes in assets and liabilities
       Accounts receivable ......................................................         (279,000)             83,000
       Prepaid expenses and other assets ........................................           (6,000)              6,000
       Accounts payable .........................................................          542,000             231,000
       Accrued expenses .........................................................           24,000             544,000
                                                                                      ------------        ------------
                                                                                           344,000          31,494,000
                                                                                      ------------        ------------
         Net cash used by operating activities ..................................         (990,000)         (2,521,000)
                                                                                      ------------        ------------

Cash flows from investing activities
   Purchase of equipment ........................................................         (752,000)           (467,000)
   Net advances to related parties ..............................................         (123,000)             84,000
                                                                                      ------------        ------------
         Net cash used by investing activities ..................................         (875,000)           (383,000)
                                                                                      ------------        ------------

Cash flows from financing activities
   Proceeds on line-of-credit ...................................................             --               195,000
   Net payments on related party advances .......................................             --               (13,000)
   Payments on long-term debt ...................................................           (3,000)            (59,000)
   Proceeds on long-term debt - related parties .................................        1,813,000           2,661,000
   Increase in leasehold inducement .............................................          168,000                --
                                                                                      ------------        ------------
         Net cash provided by financing activities ..............................        1,978,000           2,784,000
                                                                                      ------------        ------------

Effect of foreign currency translation on cash ..................................           (5,000)             23,000

Net increase (decrease) in cash .................................................          108,000             (97,000)

Cash - beginning of year ........................................................            5,000             113,000
                                                                                      ------------        ------------

Cash - end of year ..............................................................     $    113,000        $     16,000
                                                                                      ============        ============

Continued on the following page.





                See notes to consolidated financial statements.

                                TELEMETRIX, INC.

                      Consolidated Statements of Cash Flows


Continued from the previous page.


Supplemental disclosure of cash flow information:
     Total cash paid for interest for the years ended December 31, 1998 and 1999 was $4,000 and $105,000, respectively.

Supplemental disclosure of non-cash investing and financing activities:
     During the year ending December 31, 1999, the Company issued 1,607,000 shares of common stock in conjunction with the reorganization of the Company. Total expense recognized in 1999 was $5,535,000.

     During 1999, the Company completed a plan of reorganization through the combination of three companies. (Note 3)



















               See notes to consolidated financial statements.

                                TELEMETRIX, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

Telemetrix Inc. (the "Company") was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation ("TRG, Inc."), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.'s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication ("WTC") executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the "Combination"). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox `s common stock. Arnox's historical financial statements become those of TRG Ltd., as TRG Ltd.'s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox's common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

 -     Arnox become Telemetrix Inc.
 -     TRG Inc. became Telemetrix Solutions Inc. (TSI)
 -     WTC is to become Telemetrix Technologies

The Company offers  wireless  paging service,  PCS service,  telemetry  systems,
hardware  and   software  and   communications   software  and   technology   to
telecommunications carriers and other businesses.

Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry applications include electric utilities, alarm companies and vending machine operations. Telecommunications carriers, such as Personal Communications Services ("PCS") carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless communication service providers.

Principals of Consolidation

The consolidated balance sheet as of December 31, 1999 includes the accounts of the parent Company, Telemetrix, Inc. and its wholly-owned subsidiaries, TSI, TRG Ltd., and WTC (Note 3). The statement of operations for the year ended December 31, 1999 includes the operations of TRG Ltd. and TSI and the operations of Telemetrix, Inc, and WTC from the date of acquisition. The 1998 financial statements are the operations of TRG Ltd. for the year then ended. All significant intercompany transactions and balances have been eliminated.

Property and Equipment

Equipment is recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets ranging from 3 to 31.5 years. Leasehold improvements are recorded at cost and amortized by the straight-line method over the terms of the leases, or the estimated useful lives of the assets.

FCC Licenses, Patents and Patents pending and Goodwill

Intangibles are capitalized and amortized utilizing the straight-line method over their economic life.

Construction in Progress

Construction in progress consists of costs incurred December 31, 1999 related to the construction of a PCS network in western Nebraska, which was not yet operational at December 31, 1999. Negotiations are in process with an equipment vendor that filed bankruptcy, and upon the conclusion of those negotiations which involve issues of technical support, it is anticipated that the network will commence providing commercial service to the general public. Currently the system and network is used primarily for the testing and development of components and products related to the continuing development of GSM technology based telemetry products and devices.

Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During 1999, the Company impaired the value of the TRACCS software (Note 3).

Deferred Rent

Rent expense is recorded on a straight-line basis over the terms of the respective lease. Differences between rent expenses recorded in the accompanying financial statements and the actual payments made under each lease is recorded as deferred rent.

Revenue Recognition

Paging service revenue consists of the monthly fees charged to subscribers. Revenue is recognized as service is provided. Consulting revenues are earned as time in incurred by the Company. Service Bureau income in recognized as monthly services are provided.

Research and Development

Research and development costs related to both present and future products are charged to operations in the year ended.

In Process Research & Development (IPR&D)

IPR&D acquired is distinguished between assets resulting from research and development activities and assets to be used in research and development activities. The amount of purchase price allocated to assets to be used in research and development activities is expensed as IPR&D unless those assets have an alternative future use.

Software Development Costs

Direct costs incurred in the development of software are capitalized once the preliminary project stage is complete, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of 3 years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs to date have not been significant.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date.

Foreign Currency Translation

The functional currency of one of the Company's subsidiaries is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from translation are included in the stockholders' equity.

The Company's subsidiary located in Toronto, Canada had revenues for the years ended December 31, 1998 and 1999 of $498,000 and $1,500,000, respectively. Net assets at December 31, 1998 and 1999 were a deficit of $1,720,000 and $3,940,000, respectively.

Net Loss Per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares. For the years ended December 31, 1998 and 1999 all potential common shares were antidilutive and therefore were excluded from these calculations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company through a partnership investment and subsequent acquisition of the entire interest, was the successful bidder for an FCC License for wireless communications. In order for this license to be profitable, a substantial sum of capital will be required before any return on investment is realized. Start up costs will be substantial before any revenue is received. Management has estimated the time frame for realization of revenue to be up to three years from the acquisition of the franchise license.

The Company has applications pending for additional patents which operate in conjunction with various types of digital communications systems and system technologies. The number of patent claims which will ultimately be granted is not known and it is not possible to place a value on the patent applications. The patents deal with systems and technologies that reduce the overall cost of consolidating and delivering data, including such things as electrical and gas meter information, security services, and vending replenishment information. Upon successful deployment, the Company will license the use of the technology and equipment to other digital communications providers throughout the world.

Approximately 96% and 63% of the Company's sales for the years ended December 31, 1998 and 1999, respectively, were derived from one customer who was a related party. During 1999, the customer filed for bankruptcy. Therefor the Company fully reserved for the accounts receivable from this related party of approximately $650,000.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short term maturity of these instruments. The Company's bank credit facilities bear interest at rates which adjust frequently based on market rate changes. Accordingly, management believes that the fair value of that debt approximates its carrying value.

Recently Issued Accounting Pronouncement

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes new standards by which derivative financial instruments must be recognized in any entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement No. 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement No. 133 also unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a Company document, designate and assess the effectiveness of its hedges. Statement No. 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact from this Statement to have a material impact on the financial statement presentation, financial position or results of operations.

Reclassifications

Certain balances in the December 31, 1998 financial statements have been reclassified to conform to the December 31, 1999 presentation.

Note 2 - Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a consolidated net loss of approximately $34,000,000, including negative cash flow from operations of approximately $2,500,000. Obligations were met through additional financing provided by related parties.

During 1999, approximately 63% of the Company's sales were derived from Telehub Network Services Corporation ("TNS") which is a related party. TNS filed for bankruptcy in late 1999 (Note 11).

The Company will require substantial additional funds to satisfy its working capital requirements and to meet the objectives of its business plan. Management plans to obtain these funds primarily from debt and equity placements with institutional investors and wealthy individuals until such time as its cash requirements can be satisfied from operations. However, no assurance can be given that the Company will be able to raise sufficient funds from such sources or to generate sufficient cash flow from operations to meet its working capital requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3 - Acquisitions

On January 2, 1999, TRG Inc. acquired 100% of the issued and outstanding shares of TRG Ltd. from their common parent, Hartford Holdings, Ltd. The Combination was accounted for as a combination of companies under common control and all assets and liabilities assumed are carried at historical costs. For accounting purposes, TRG Ltd. acquired TRG Inc. as the operations of TRG Ltd. continued.

The assets and liabilities of TRG Inc. prior to the Combination were as follows:

     Current assets                       $      1,000
     Software                               19,444,000
     Liabilities assumed                       (98,000)
                                          ------------

                 Net assets acquired      $ 19,347,000
                                          ============

On April 5, 1999 Arnox acquired all of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox common stock
(approximately 48%). The Company accounted for this transaction as a reverse merger with TRG Inc. as the acquirer, since TRG Inc.'s former shareholder acquired 81.5% of Arnox's shares in this transaction. At the time of the merger, Arnox had no assets, liabilities, equity or operations. After completion of the first phase of the Combination the shareholders of TRG Inc. held 82% of the issued and outstanding common stock of the Company. Prior to consummation of the Combination Arnox had 313,897 shares of common stock issued and outstanding. The transaction was accounted for at historical cost as Arnox was a shell company.

Subsequent to the transaction, management changed its future plans and in accordance with its new operating plans determined that the historical cost attributed to the software would not be recoverable through future cash flows. The focus of future operations are related to other technology the Company is developing. In December 1999, the Board of Directors determined it was appropriate to impair the remaining portion of its software.

The Company approved on 11.5 to 1 reverse stock split to be effective May 3, 1999. All share and per share amounts have been restated to reflect the above stock splits.

On September 22, 1999 the Company closed on the second and final phase of the Combination, whereby it issued 5,372,800 shares of common stock to WTC in exchange for all of the issued and outstanding stock of WTC. Prior to this acquisition, an entity that owned 9% of the issued and outstanding common stock in WTC also owned 100% of the issued and outstanding common stock of TSI. The acquisition of 9% of WTC has been accounted for as a combination of companies under common control. The acquisition of the unrelated interest of 91% has been accounted for under the purchase method and accordingly, the results of operations of WTC are included in the Company's financial statements only from the applicable date of acquisition.

The components of the purchase price for WTC and its allocation to assets and liabilities of the Company are as follows:

     Current assets                                   $        369,000
     Property and equipment                                    150,000
     Construction in progress                                1,181,000
     Intangible assets                                         808,000
     Other assets                                              298,000
     Liabilities assumed                                    (3,471,000)
                                                      ----------------
     Net liabilities assumed                                  (665,000)
     Consideration given                                    12,211,000
                                                      ----------------
                                                            12,876,000
     Value of In-process R&D                                (4,530,000)
                                                      ----------------
     Goodwill                                         $      8,346,000
                                                      ================

The following unaudited pro forma data summarizes the results of operations for the year indicated as if the acquisition of WTC had been completed as of the beginning of the period presented. The proforma data gives effect to actual operating results prior to the acquisition, adjusted to include depreciation of fixed assets and amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented of that may be obtained in the future.

         Year ended December 31, 1999 (unaudited)
           Revenues                                         $        2,451,000
           Net (loss)                                       $      (35,847,000)
           Basic (loss) per share                           $           (2.78)

         Year Ended December 31, 1998 (unaudited)
           Revenues                                         $        778,000
           Net (loss)                                       $    (19,302,000)
           Basic (loss) per share                           $         (1.50)


Note 4 - Property and Equipment

Major classes of property and equipment at December 31, 1999 are as follows:

     Land                                                   $         13,000
     Building and Improvements                                       233,000
     Office equipment                                                145,000
     Computer equipment and software                                 899,000
     Communication equipment                                         701,000
     Vehicles                                                         32,000
     Construction in Progress                                      1,354,000
                                                            ----------------
                                                                   3,377,000
     Less accumulated depreciation                                (1,060,000)
                                                            ----------------
                                                            $      2,317,000
                                                            ================
Note 5 - Intangible assets

Intangible  assets  subject  to  amortization  include  patents,   licenses  and
goodwill. These assets are amortized on a straight-line basis using the following economic lives at December 31, 1999:

                                                                                    Accumulated
                                             Term                   Cost            Amortization            Net
                                             ----                   ----            ------------            ---
  Goodwill                                5 Years          $     8,346,000     $       478,000     $     7,868,000
  Patent and patent applications          15 Years                  57,000               8,000              49,000
  FCC Licenses                            10 Years                 923,000             295,000             628,000
                                                           ---------------     ---------------     ---------------

                                                           $     9,326,000     $       781,000     $     8,545,000
                                                           ===============     ===============     ===============

Amortization expense for 1998 and 1999 was $0 and $6,823,000 for the years ended December 31, 1998 and 1999, respectively.

Note 6 - Accrued Expenses

Accrued expenses at December 31, 1999 consist of the following:


         Accrued interest - related party                   $        689,000
         Accrued interest                                            110,000
         Accrued contract costs                                      385,000
         Other                                                        80,000
                                                            ----------------

                                                            $      1,264,000
                                                            ================
Note 7 - Line-of-Credit

The Company has a $200,000 line-of-credit with a bank. Interest accrues at the prime rate (8.5% at December 31, 1999). All outstanding principal and accrued interest is due on demand. The note matures in May 2000. The balance outstanding at December 31, 1999 was $195,000.


Note 8 - Long Term Debt - Related Parties

Long-term debt - related parties consists of the following at December 31, 1999:

Notes payable to Hartford Holdings, interest at 7.5% per annum; principal and accrued interest due on varying dates from August, 2000 to November 2001, unsecured.
                                                                    $ 3,593,000

Notes  payable to Hartford  Holdings,  interest at 8.25%;  principal and accrued interest due on varying dates from March 2001 to April 2001, unsecured.
                                                                      2,196,000

Notes payable to BGC Investments, LLC, interest at 12% per annum; principal and interest due at varying amounts from December 2000 through March 2001, unsecured. At the option of BGC Investments, LLC the outstanding loan balance is convertible into common stock at pricing ranging from $1.50 to $3.02 per share. The conversion price equaled the fair market value of the stock at the date of the note.
                                                                        956,000
                                                                    -----------
                                                                      6,745,000
         Less current portion                                        (2,157,000)
                                                                    -----------
                                                                   $  4,588,000
                                                                    ===========

Long-term debt - related parties matures as follows:

         Year Ending December 31,

                 2000                        $       2,157,000
                 2001                                4,588,000
                                               ---------------
                                             $       6,745,000
                                               ===============

Interest expense for the years ended December 31, 1998 and 1998 to related parties was $212,000 and $465,000, respectively.


Note 9 - Long-Term Debt

Long-term debt consists of the following at December 31, 1999:

Note payable - Federal Communications  Commission (C Block). Interest accrues at
  7% per annum. Interest only payments of $13,543 due on a quarterly basis through September 30, 2002. Quarterly principal and interest payments of $55,875 beginning December 2002 until maturity at September 2000. The note is secured by the FCC License No. PBB411C.
                                                                $        774,000

Note payable - Federal Communications  Commission (F Block). Interest accrues at
  6.25% per annum. Interest only payment of $1,163 due on a quarterly basis through April 1999. Quarterly principal and interest payments of $2975 beginning July 1999 until maturity at April 2007. The note is secured by the FCC License No. CWB411F.
                                                                         70,000
                                                                   ------------
                                                                        844,000
Less current maturities                                                  (8,000)
                                                                   ------------
                                                               $        836,000
                                                                   ============

Long-term debt matures as follows:

            Year Ending December 31,

                  2000                          $           8,000
                  2001                                      8,000
                  2002                                     51,000
                  2003                                    186,000
                  2004                                    199,000
                  Thereafter                              392,000
                                                 ----------------
                                                $         844,000
                                                 ================

Note 10 - Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1999. The following table sets forth the primary components at December 31, 1999:

   Deferred tax asset:
     Net operating loss carryforwards                $      5,900,000
     Impairment of Software                                 4,000,000
     Valuation allowance                                   (9,900,000)
                                                     ----------------
                                                     $             -
                                                     ================

At December 31, 1999, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the reliability of tax assets such that a full valuation is appropriate.

At December 31, 1999, the Company had approximately $17,200,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income subject to certain limitations due to change in control. These net operating losses expire through 2009.


Note 11 - Related party transactions

During  1999,  approximately  63% of the  Company's  sales were derived from TNS
Communications Corporation, a related party. In late 1999 TNS filed for bankruptcy. The Company had an outstanding receivable from TNS of approximately $652,000, which has been reflected in the accompanying financial statements as a reduction of service bureau income.

Due from related parties

Mondetta Telecommunications Inc. (Mondetta")             $            9,000
Web CCB Systems Inc. ("WEB")                                         22,000
Software Factory Inc.                                                23,000
                                                          -----------------
                                                          $          54,000
                                                          =================

Due to related parties

Becker Group of Companies (BGC)                           $        (252,000)
Software Factory Inc.                                              (102,000)
                                                          -----------------
                                                          $         354,000
                                                          =================

The amounts due from related companies are non-interest bearing and due on demand. The amounts due to related companies are due on demand bearing interest at US prime.

Hartford Holdings Ltd. is the Parent of WEB, BGC, and Telemetrix Software Factory Inc. Mondetta is controlled by a person related to the shareholder of Hartford Holdings Ltd.

The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at 12/31/99 was $348,000. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred. The note is being renegotiated in order for Hartford Holdings to assume the note and allow the Company to offset its note payable to Hartford Holdings.


Note 12 - Commitments and Contingencies

Software Agreements

The Company entered into an agreement to license software from a third party. The agreement required payment of $500,000 in Canadian dollars (at December 31, 1999 it was $347,000 in US dollars) by March 31, 1999. If not paid in full at such time, the agreement outlined a conversion into common shares of the Company. The terms of the agreement are currently under review by management.

The Company entered into an agreement with a vendor for the research and development of software to be used in conjunction with the Company's telemetry technology. The total contract amount was $500,000 USD and is payable as certain milestones in the project are completed. During 1999, the Company paid $336,000 to the vendor. The remaining is due upon completion of the software.

Operating Leases - Related Parties

The facility occupied by the Company in Gering, Nebraska is being leased at $2,500 per month from an officer of the Company. The lease requires WTC to pay for utilities and taxes and contains no provisions for renewal.

The facilities currently utilized by the Company in Toronto, Canada are leased by Northern Cablevision Ltd., which is controlled by a person related to the shareholder of Hartford Holdings Ltd. The lease agreement expires in May 2008. No written agreement exists between the Company and the related party. The current rent being allocated to the Company is $28,0000 per month. The rent payment is based upon an allocation of space utilized by several related parties.

Future minimum lease payments are as follows:

                                                             Related
            Year Ending December 31,                          Party
                                                             -------

                    2000                              $       366,000
                    2001                                      366,000
                    2002                                      361,000
                    2003                                      336,000
                    2004                                      336,000
                    Thereafter                              1,148,000
                                                      ---------------
                                                      $     2,913,000
                                                      ===============

Total rent expense to related parties for the years ended 1998 and 1999 was $173,000 and $198,000.

Legal Proceedings

The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company's consolidated and combined financial statements.

Joint Venture

In August 1999, the Company signed a letter of intent to deploy its telemetry technology over the southwest Colorado wireless network being installed by Tri-Corners Telecommunications. Tri-Corners Telecommunications is owned by a consortium of electric utilities, who serve approximately 45,000 customers. No activity has occurred through year end.

Employment Contracts

The Company is party to 2 employment contracts. The contracts indicate that options to purchase 75,000 shares of the Company's common stock were granted at an exercise price of $5. These contracts are currently under review by counsel.


Note 13 - Subsequent Events

Related Party Notes

In January 2000, the Company entered into various notes payable to a stockholder for $76,000 at a rate of 9.5% per annum due on demand.

Employment Contracts

In early 2000, the Company entered into various employment agreements with certain officers for terms ranging from 3-4 years. The agreements call for a minimum annual salary, aggregating $1,297,000

Private Placement

In April 2000, the Company issued 1,250,000 shares of common stock and warrants to purchase 625,000 shares of the Company's common stock for total proceeds of $2,500,000. Finders' fees of $25,000 are due which are convertible to 12,500 shares of common stock. In addition, warrants were issued for the purchase of 6,250 shares at a total purchase price of $81,250. Additional warrants to purchase 38,750 shares of the Company's common stock are to be issued in conjunction with the private placement.


Note 14 - Reconciliation of Results Reported in Accordance with Generally Accepted Accounting Principles (GAAP) in Canada with United States ("U.S.") GAAP.

There are no significant adjustments required to give effect to the differences between United States GAAP and Canadian GAAP which is the basis of presentation of the financial statements of the Company for 1998.

                                POWER OF ATTORNEY

     The Registrants and each person whose signature to this Annual Report on Form 10-KSB appears below hereby authorizes James Doyle, with full power of substitution, to file one or more amendments, which amendments may make such changes he deems appropriate, and the Registrants and each such person hereby appoints James Doyle as attorney-in-fact with full power to act alone, to execute, in the name and on behalf of the Registrants and each such person, individually and in such capacity stated below, and any such amendments.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Registrant have duly caused this Annual Report to be signed on its behalf by the undersigned officer, thereunto duly authorized, in the City of Gering, Nebraska.

TELEMETRIX INC., a Delaware corporation

April 14, 2000                                By: /s/ JAMES DOYLE
                                                  ------------------------------
                                                  James Doyle
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

     Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

    Signature                 Title                               Date
    ---------                 -----                               ----

/s/ WILLIAM W. BECKER         Chairman of the Board of Directors  April 14, 2000
William W. Becker

/s/ MICHAEL J. TRACY          Director & Chief Executive Officer  April 14, 2000
Michael J. Tracy

/s/ MICHAEL L. GLASER         Director                            April 14, 2000
Michael L. Glaser

                                TELEMETRIX INC.
                         (COMMISSION FILE NO. 0-14724)

    ANNUAL REPORT ON SEC FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31, 1999


                INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT

Exhibit                                                             Exhibit Page
-------                                                             ------------
 (24)    Power of Attorney.

      (24.1)  Power of Attorney for Officers and Directors of
              Company ...................................... (on Signature Page)

  (27)   Financial Data Schedule ............................................  2