Form 10QSB
period 2000-03-31
TELEMETRIX INC
filed 2000-05-22
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB
 Quarterly        Report  pursuant to Section 13 of the Securities  Exchange Act of 1934 for the quarterly period ended March 31, 2000



                                 TELEMETRIX INC.
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


                                 Telemetrix Inc.
                      c/o J.Doyle, Chief Financial Officer
                                   1225 Sage
                             Gering, Nebraska 69341
                                 (308) 436-3453
                 -----------------------------------------------
                (Address, including zip code, & telephone number,
                  of Registrant's principal executive offices)




Indicate by check mark whether the Registrant has:   Yes    [X]      No [ ]

(1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  been subject to such filing requirements for the past 90 days.


On March 31, 2000, Registrant had 14,192,147 issued and outstanding common shares.

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

Item 1.   Financial Statements ............................................... 3
               Condensed Consolidated Balance Sheets ......................... 3
               Consolidated Statements of Operations ......................... 4
               Consolidated Statements of Cash flows ......................... 5
               Notes to Consolidated Financial Statements .................... 6

                           Part II - Other Information

Item 2.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations ......................................... 10

Item 1.   Legal Proceedings ................................................. 18
Item 2.   Changes in Securities and Use of Proceeds ......................... 18
Item 3.   Defaults Upon Senior Securities ................................... 18
Item 4.   Submission of Matters to a Vote of Security Holders ............... 18
Item 5.   Other Information ................................................. 18
Item 6.   Exhibits and Reports on Form 8-K .................................. 19
SIGNATURES .................................................................. 20


NOTE CONCERNING FORWARDLOOKING INFORMATION. This Quarterly Report on SEC Form 10Q contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking terms such as "may", "might", "will", "should", "could", "expect", "plans", "anticipate", "believe", "estimate", "continue" or similar words identify such statements. Investors should read statements that contain these terms carefully because they: (1) discuss our future expectations; (2) project our future results of operations or of its financial condition; or (3) state other "forward-looking" information. Such statements are not historical facts; they merely explain our expectations about the future. We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forwardlooking statements could be affected by:

     o    our limited operating history and commercial experience;
     o    market acceptance of T3000;
     o    availability of additional capital;
     o    protection of our intellectual property rights;
     o    evolving technologies and markets;
     o    competitive developments;
     o    telecommunications regulatory environment; and
     o    our ability to manage growth.

These factors might cause actual results to differ materially from the forwardlooking statements as well as materially & adversely affecting our business, operating results & financial condition.

                                           TELEMETRIX INC.
                                    (Commission File No. 0-14724)

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Information as of March 31, 1999 and 2000 is unaudited)

                                                                                            March 31,        December 31,
                                                                                              2000              1999
                                                                                            --------         -----------
                                     ASSETS
Current assets:
   Cash...........................................................................     $        718           $     16
Accounts receivable, net of allowance for
         doubtful accounts .......................................................              283                259
   Note receivable-- related party ...............................................              348                348
   Due from related companies ....................................................               98                 54
   Prepaid expenses ..............................................................                3                  3
                                                                                           --------           --------
      Total current assets .......................................................            1,450                680

Property & equipment .............................................................            2,352              2,317
Intangibles ......................................................................            8,102              8,545
                                                                                           --------           --------

Total assets......................................................................     $     11,904           $ 11,542
                                                                                           ========           ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Line of credit ................................................................     $       --             $    195
   Accounts payable...............................................................            1,015                709
   Accrued expenses ..............................................................            1,355              1,264
   Due to related companies ......................................................              354                354
   Current portion-- long term debt-- related parties ............................            2,157              2,157
   Current portion of long term debt .............................................              203                  8
                                                                                           --------           --------

Total current liabilities ........................................................            5,084              4,687
                                                                                           --------           --------

Deferred rent liability ..........................................................              133                130
Long term debt-- related party ...................................................            4,711              4,588
Long term debt ...................................................................              647                836
                                                                                           --------           --------
     Total longterm liabilities ..................................................            5,491              5,554
                                                                                           --------           --------
       Total Liabilities .........................................................           10,575             10,241
                                                                                           --------           --------
Shareholders equity (deficit):
   Common stock, $0.001 par value; 25 million shares authorized;
      14,192,147 and 313,897 shares issued and outstanding
      at March 31, 2000 and 1999 respectively ....................................               14                 13
Additional paidin capital ........................................................           35,939             33,466
Foreign currency translation .....................................................              (81)                31
Retained earnings (deficit) ......................................................          (34,543)           (32,209)
                                                                                           --------           --------
Total Stockholders Equity ........................................................            1,329              1,301
                                                                                           --------           --------
Total Liabilities and Equity .....................................................     $     11,904           $ 11,542
                                                                                           ========          =========

           Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                        consolidated financial statements


                                           TELEMETRIX INC.
                                    (Commission File No. 0-14724)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
           (Information relating to the three month periods ended March 31, 1999 and 2000 is unaudited)

                                                                               Three Months Ended
                                                                                      March 31,
                                                                            -------------------------
                                                                            2000                 1999
                                                                            ----                 ----
Revenue:
   Equipment sales & rental..........................................             74          $      --
   Service income ...................................................            107                  226
   Consulting Fees ..................................................           --                    232
                                                                         -----------          -----------

   Total Revenue ....................................................            181                  458
                                                                         -----------          -----------

Expenses:
   Cost of Revenue ..................................................    $        62                  108
   Research & development ...........................................          1,024                 --
   Selling, general & administrative ................................          1,340                2,868
                                                                         -----------          -----------
       Total Operating Expenses .....................................          2,427                2,976
                                                                         -----------          -----------

Net loss from operations ............................................         (2,246)              (2,518)
                                                                         -----------          -----------

Other Expense:
   Interest expense (income) ........................................            139                   32
   Interest on capital leases .......................................           --                      2
   Other expense (income) ...........................................             (5)                  31
                                                                         -----------          -----------
       Total other expense (income) .................................            134                   65
                                                                         -----------          -----------

Net income (loss)....................................................    $    (2,380)         $    (2,583)
                                                                         ===========          ===========



Weighted average shares outstanding during period ...................     13,313,814              313,897
                                                                         ===========          ===========
Loss per share ......................................................    $      (.18)         $     (8.23)
                                                                         ===========          ===========

           Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                        consolidated financial statements


                                           TELEMETRIX INC.
                                    (Commission File No. 0-14724)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Information relating to the three month periods ended March 31, 1999 and 2000 is unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                        2000              1999
Cash flow from operating activities
   Net loss for the period...................................................     $   (2,380)           $(2,583)

Adjustments to reconcile net loss to cash used in operations
     Amortization and depreciation ..........................................            501              2,176
     Changes in assets and liabilities
       In accounts receivable ...............................................             25                (59)
       In accounts payable ..................................................            306                138
       In other assets ......................................................           --                   11
       In accrued liabilities ...............................................             91                 23
                                                                                     -------            -------
       Total adjustments ....................................................            873              2,289
                                                                                     -------            -------
         Net cash used in operating activities ..............................         (1,507)              (294)
                                                                                     -------            -------

Cash flow from investing activities
   Increase in capital assets ...............................................            (93)              (123)
                                                                                     -------            -------
            Net cash used in investing activities ...........................            (93)              (123)
                                                                                     -------            -------

Cash flow from financing activities
   Payments on line-of-credit ...............................................           (195)              --
   Proceeds (payments) from longterm debt ...................................              6                 (9)
   Proceeds from issuance of share capital ..................................          2,474               --
   Advances from related companies ..........................................             80                478
   Change in Deferred Rent Liability ........................................              3                 (2)
                                                                                     -------            -------
            Net cash from financing activities ..............................          2,368                467
                                                                                     -------            -------

Effect of foreign currency translation on cash ..............................            (66)               (28)
                                                                                     -------            -------

Net increase in cash ........................................................            702                 22

Cash, beginning of period ...................................................             16                113
                                                                                     -------            -------

Cash, end of period..........................................................     $      718            $   135
                                                                                     =======            =======

           Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information as of and relating to the nine month periods ended
                     March 31, 1999 and 2000, is unaudited)

1.    Description of Business

     Telemetrix Inc. and its subsidiaries (collectively, the "Company") offer wireless paging service, PCS service, telemetry systems, hardware and software and communications software and technology to telecommunications carriers and other businesses. Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry applications include electric utilities, alarm companies and vending machine operations. Telecommunications carriers, such as Personal Communications Services ("PCS") carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless communication service providers.

     The Company was formed through a series of corporate combinations during 1999 involving Arnox Corporation (an inactive public corporation) and three private corporations:

     o On January 2, 1999, Telemetrix Resource Group Inc., a Colorado corporation ("TRG--USA"), acquired Telemetrix Resource Group Limited ("TRG--Canada"), a Nova Scotia corporation from Hartford Holdings Ltd. ("HHL", TRG--Canada's sole shareholder), pursuant to a share exchange and plan of reorganization.

     o On March 22, 1999, Arnox, TRG--USA and Tracy Corporation II d/b/a Western Total Communication ("WTC") executed a Plan of Reorganization for a share exchange and reorganization transaction (the "Combination").

     o On April 5, 1999, the first phase of the Combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG--USA in exchange for 6,127,200 shares of Arnox's common stock.

     o On September 22, 1999, the Combination's final phase closed, whereby the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox's common stock.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
        (Information as of and relating to the three month periods ended
                     March 31, 1999 and 2000, is unaudited)


Through the Combination, the stockholders of WTC and TRG USA received a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox.

After the Combination, the companies changed their names to reflect their complementary businesses:

     -- Arnox became Telemetrix Inc. ("Telemetrix"; "Arnox"; we use "Arnox" and "Telemetrix" for activities before and after, respectively, the Combination);
     -- TRGUS will become Telemetrix Solutions Ltd. (" Telemetrix Solutions"; for the collective activities of both TRGUS and TRG--Canada, we use "TRG" and "TSI" for activities before and after, respectively, the Combination);
     -- WTC will become Telemetrix Technologies Inc. (" Telemetrix Technologies"; we use "WTC" and "Telemetrix Technologies" for activities before and after, respectively, the Combination).

          Arnox was inactive prior to the acquisition of TRG on April 5, 1999. As a result of the Combination, Arnox's historical financial statements become those of TRG--Canada, as TRG--Canada's operations were the ongoing operations of the combined companies (Arnox, TRG--USA & TRG--Canada). Consequently, TRG--Canada is treated as the "predecessor" to Telemetrix.

          Except for the acquisition of WTC, all transactions comprising the Combination were accounted for as reverse acquisitions and no goodwill was recorded. Arnox's assets were recorded at carryover basis and no goodwill was recorded on the transaction. The Company accounted for the WTC acquisition as a purchase at fair value, these financial statements include the activity of WTC only from the acquisition date (i.e., from September 22-30, 1999).

2.   Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for March 31, 2000, include the accounts of Telemetrix Inc. (the parent company) and its wholly-owned subsidiaries (TSI and Telemetrix Technologies), while the consolidated unaudited financial statements for March 31, 1999, include only the activities of TRG because the Company accounted for the TRG combination as a continuation of interest.

     The results for the three months ended March 31, 2000, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

                                 TELEMETRIX INC.

                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
        (Information as of and relating to the three month periods ended
                     March 31, 1999 and 2000, is unaudited)


     In Management's opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's financial position at March 31, 2000, and the results from operations for the three months ended March 31, 2000, and the cash flows for the three months ended March 31, 2000.

3.   Related Party Transactions

          HHL, the Company's largest shareholder, also controls Mondetta Telecommunications Inc., Web CCB Systems Inc., The Becker Group of Companies and Telemetrix Software Factory Inc. (collectively, "Affiliated Companies"). The Company advanced funds to certain Affiliated Companies and borrowed funds from HHL and other Affiliated Companies.

         Due from Related Companies
               Mondetta Telecommunications Inc............. $    32,000
               Web CCB Systems Inc.........................      22,000
               Tracy Broadcasting Company..................      26,000
               Telemetrix Software Factory.................      18,000
                                                             ----------
                                                            $    98,000
                                                             ==========
         Due to Related Companies
               Becker Group of Companies................... $  (354,000)
                                                             ----------
                                                            $  (354,000)
                                                             ==========

          The amounts due from related companies are non-interest bearing and due on demand. The amounts due to related companies are due on demand bearing interest at US prime.

          HHL is the Parent of WEB, BGC, and Telemetrix Software Factory Inc., while Mondetta is controlled by a relative of HHL's sole shareholder.

          The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at March 31, 2000, was $348,000. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred. The note is being renegotiated in order for HHL to assume the note and allow the Company to offset its note payable to HHL.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
        (Information as of and relating to the three month periods ended
                     March 31, 1999 and 2000, is unaudited)


4.   Commitments & Contingencies

          The Company contracted with a vendor for research and development of software to be used in the Company's telemetry technology. The total contract amount was $500,000 and is payable as certain milestones in the project are completed. During the quarter ended March 31, 2000, the Company paid $65,000 to the vendor. The balance is due upon completion of the software.

          Manufacturing Design Agreements. The Company contracted with a third party for manufacturing design and implementation to be used in the Company's telemetry technology. At March 31, 2000, the Company had committed to pay $1,529,000, and had paid a total of $687,000. The balance is due upon completion of certain milestones.

          Legal Proceedings. The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company's consolidated and combined financial statements.

          Employment Contracts. The Company is party to 2 employment contracts. These contracts indicate that options to purchase 75,000 shares of the Company's common stock were granted at an exercise price of $5. Legal counsel is currently reviewing these contracts.

5.   Private Placement

          During the quarter ended March 31, 2000, the Company successfully completed a private placement of common stock. The Company sold 101 Units, each Unit consisting of 12,500 shares of Telemetrix common stock and a warrant to purchase 6,250 shares of Telemetrix common stock, for approximately $2.5 million. The Company will use proceeds of the this private placement for pre-manufacturing design, manufacturing and working capital for the Company.

6.    Subsequent Events

          Subsequent to the close of the quarter the Company drew down on its line of credit with Valley Bank, Scottsbluff Nebraska, for approximately $200,000. The funds will be used for the continuation of the development of the T3000 technology.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000




Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes. The results presented in this Report do not necessarily indicate the results to be expected in any future periods. This discussion contains forwardlooking statements based on our current expectations, which involve risks and uncertainties. These risks and uncertainties mean that future events could dramatically differ from our forward-looking statements.

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

         We entered the telecommunications industry through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group, Inc. ("TRG", now renamed Telemetrix Solutions, Inc.) and Tracy II Corporation d/b/a Western Total Communications ("WTC", to be renamed Telemetrix Technologies Inc.) See "Corporate History". Before the Combination (when the companies operated separately), the only significant business activity was the WTC paging operations. Otherwise, Arnox was inactive, WTC was inventing T3000 and TRG was just commencing operations. At this early stage for the various businesses, these constituent companies spent over $30 million to acquire products and equipment (billing support Software, the T3000 technology and PCS Licenses) and then to refine and ready those products for sale. Funding for these development activities was provided by the Company's principal stockholders through loans ($5.4 million) and equity contributions ($25.5 million). As TRG launched its services, it incurred additional costs to set up corporate infrastructure and hire operations staff. Since our Company, products and services are innovative and relatively unknown, we are conducting "missionary" marketing to create awareness of our products and services. The Service Bureau has commenced regular operations, but the T3000 system and our other wireless communications services require further development.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


     T3000. Telemetrix's immediate objective is getting T3000 into production. We are beta-testing the T3000 in western Nebraska, and integrating the devices with the controlling software. We also are modifying the product to integrate a GSMPCS radio into the system as a module and to add the "Subscriber Line Interface" for interconnecting the GSMPCS radio with household telephony wiring. Prototypes for the beta-testing use off-the-shelf GSMPCS handsets and manuallyproduced circuitry components and customized connecting cables. After completing testing and software integration, we must obtain the necessary type approvals, acceptances and certifications, such as FCC certification of the radio module, and demonstrate compliance with various technical standards (e.g., GSM, UL, ITU, ANSI). Then we must develop the manufacturing process and obtain components; constraints imposed by the manufacturing process and availability of components may require further modification of the T3000. We estimate that bringing T3000 to market will require approximately $6.4 million: $1.7 million for product development (both internal and by third parties), $1.0 million for technology licensing, $1.0 million for manufacturing, $0.9 million for testing and certification and $2.0 million for working capital. We hope to obtain FCC and GSM certification in mid 2000, build initial production units in July 2000 and commence volume production of T3000 units in August 2000. This schedule, illustrated below, depends upon successfully completing testing and obtaining the necessary manufacturing contracts.


                                      2000
Jan.     Feb.     March    April   May      June     July     August      Sept.      Oct.
| |                     |               ||             |        |
| |                     |               ||             |        |
| --Beta-testing on WTC Network         ||             |        ---Begin volume production
|                                       ||             |--Build first production units.
 ---Software integration & development--||
                                         |--FCC/GSM certification.

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

     We have a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REAnet. REAnet is owned by two rural electric cooperatives, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and Utah). We also have offered to deploy T3000 on a proposed PCS Network in Manitoba and Saskatchewan, Canada.

     Wireless Services. Our wireless communications services currently consist of paging operations in Nebraska and Wyoming over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000 generate approximately $30,000 in monthly revenue. Prior to 1997, monthly revenue was approximately $40,000, but WTC has concentrated on developing T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenue. Also, the market penetration and decreasing cost of cellular service has affected the paging industry. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. Testing is underway, and we hope to commence commercial PCS operations in mid to late 2000.

     Service Bureau. TRG acquired its TRACCS software in April 1998 and the Intro CCB software in June 1998, and completed development of that software (collectively, "Billing Software") in third quarter 1998. TRG began Service Bureau customer care operations (where TRG performs customer management services for long distance carrier customers) in late 1998. For Service Bureau activities, we expect to charge a fee of 3%-5% of the customer's annual revenue, lower than the customary 4%-6% fee for telecommunications billing services. However, we are deemphasizing the Service Bureau, so its activities will diminish during the next few quarters.

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

DESCRIPTION OF FINANCIAL COMPONENTS

Revenue and Cost of Sales: The following chart summarizes the anticipated components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

Activity                        Revenue Source              Costs of Sales (excluding depreciation)
--------                        --------------              --------------------------------------
Service Bureau                   Service Bureau               Compensation for Service
                                 Consulting income            Representatives & fulfillment charges.

Wireless telecommunications      PCS Services                 Carrier settlements for airtime charges
                                 Equipment sales              Equipment costs






                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000

Wireless Telemetry               Licensing T3000               Manufacturing costs; license fees
                                 T3000 Equipment sales         Manufacturing costs; license fees
                                 T3000 software sales          License fees

Operating Expenses. As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, pre-production, license and general & administrative costs. When we launch products and services, then sales & marketing expenses substantially increase, while research & development, preproduction and license costs decrease. After sales of products and services reach "regular" levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative. Since we are still in the initial stages of our business plan, we believe that operating expenses, particularly for wireless telemetry and wireless telecommunications, will continue to increase during the next year as we continue research & development, pre- production manufacturing and expands our operations.

     Research & Development. Our research & development activities will principally focus on completing T3000 for release in July 2000. We expect research & development always will constitute a significant operating expense because we must continually enhance and upgrade our products and services. For example, we must enhance T3000 to integrate other wireless technologies such as TDMA and CDMA. We expect to spend about $2.4 million for research and development costs.

     Capital Expenditures. The Service Bureau has volumebased capital requirements and as this business grows the Company will have to invest in larger computers and more service representatives to support the growth. The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center ("T--NOC"). The T--NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies). We estimate that deployment of the T--NOC could require a total of $2.6 million; we also are exploring potential outsourcing for the T--NOC.

     Licensing. Our products and services utilize intellectual property of other parties, which generally requires us to pay license fees. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their GSM PCS 1900 radio design and a recurring license to The Technology Partnership ("TTP") to use their GSM protocol software in that embedded radio. We also must reserve funds to pay licenses on "essential patents" on the GSM radio and protocols, which is a standard practice in the industry. The Service Bureau uses several IBM AS/400 computers and smaller PC based computing systems, which will require periodic maintenance fees and upgrade license fees. We expect to spend about $825,000 for licensing costs.

     Pre-Production. Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association ("CSA") and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000 manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. We expect to spend about $900,000 for pre-production and compliance testing costs.

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

     Manufacturing. The largest manufacturing expense will be carrying inventory on the T3000 units. Since T3000 will include some customized components (such as Integrated Circuits), we must commit to large volume purchases to ensure timely delivery and to lower costs. In a similar manner, large production runs avoid multiple setup charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate building to inventory rather than building to actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. We will maintain an inventory of finished products to ensure a reliable flow of T3000 units to customers. We expect to spend about $3.6 million for inventory costs during the second year of T3000 sales.

     General & Administrative. General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, noncapitalized research & development, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

Depreciation and Amortization. These noncash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets (such as FCC Licenses and patents) and goodwill. The goodwill resulted from our acquisition of WTC and therefore should not increase. Depreciation will increase due to the increase in capital equipment needed for the network operation centers.

Interest Expense. Interest expense includes interest incurred from debt. Our principal interest expense results from amounts we borrowed from our principal shareholder, which incur interest at annual rates ranging from 7.5% to 8%.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


RESULTS OF OPERATIONS

Quarter ended March 31, 2000, compared to Quarter ended March 31, 1999

     During the quarter ended March 31, 2000 ("Recent Period") our prime focus was manufacturing design, testing and pre-production manufacturing of the T3000 technology. With our decision to focus on the T3000, we are downsizing the Service Bureau operations. During the quarter ended March 31, 1999 ("Prior Period"), TRG began initial marketing of Billing Software licenses and Service Bureau operations. All significant intercompany transactions and balances have been eliminated.

     The following discussion contains only minimal comparisons between the Recent Period and Prior Period. The financial statements for the Prior Period include only TRG because WTC was not acquired until September 1999; however, the financial statements for the Recent Period include Telemetrix, TSI and Telemetrix Technologies. Since the Prior Period did not include any operations of WTC, the results of operations for the Recent Period are not comparable to the Prior Period. We expect that this situation will continue until first quarter 2001, when both periods being compared will contain WTC's operations.

     Revenue totaled $181,000 during the Recent Period, compared to $458,000 during the Prior Period. During the Recent Period, we received $74,000 from equipment sales and rentals, and $107,000 from Service Bureau clients. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

     Operating expenses were $2.4 million during the Recent Period. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, marketing and sales expense for the T3000 and the operations of the Service Bureau.

          Costs of Revenue were approximately $62,000 for the Recent Period. These expenses primarily consist of salaries and wages for the sales staff.

          Research & Development expenses were approximately $1.0 million for the Recent Period. The primary component of this expense is the $687,000 paid to an outside company for the manufacturing design and pre-manufacturing setup costs for the T3000 project. Additionally, two other companies were paid for software licensing and development of the wireless GSM-related technology used by the T3000. We expect licensing fees to increase when we commence producing and selling the T3000. Research & development expenses will continue to be substantial until the third quarter of 2000.

          Manufacturing expenses were not incurred during the Recent Period or the Prior Period. We will start incurring manufacturing expenses for the T3000 in the second quarter of 2000.

     Selling, General & Administrative expenses were $1.3 million for the Recent Period, principally for salary and other administrative expenses for the Service Bureau and Telemetrix Technologies operations. SG&A expenses also include marketing costs for the T3000. The $2.9 million SG&A expenses for the Prior

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


Period were primarily salaries in the Service Bureau operations and the amortization of the billing software (which was written-off in late 1999).

     Depreciation and Amortization expense was $501,000 for the Recent Period, which represents depreciation for capital equipment and amortization of Goodwill resulting from our acquisition of WTC as well as patents held by WTC. The Prior Period's $2.2 million of depreciation and amortization expense essentially represents the amortization for the TRACCS Billing Software. Since we impaired the remaining value of that software during fourth quarter 1999, we will not incur further amortization expense for that software.

     Interest expense was $139,000 for the Recent Period. This expense represents primarily the interest charges on related party loans, principally the loans from HHL. Interest expense for the Prior Period was $32,000, which also was interest on loans from HHL.

     Net loss. We reported a net loss of $2.4 million for the Recent Period. The principal component of this net loss was the research and development expense related to the T3000 technology development as well as operating costs for the Service Bureau and Telemetrix Technologies operations. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES. TRG's principal stockholders have financed our activities through loans (approximately $7.2 million) and equity contributions ($36.0 million). The Service Bureau operations have also provided some funding for operations and development. During the Recent Period, we used $1.5 million in cash for operations, primarily for research and development. We used $93,000 of cash for investment purposes primarily to develop WTC's PCS network in western Nebraska. During the Recent Period we generated cash flow from financing activities of $2.4 million. During the Recent Period, we completed a private placement of Shares that raised proceeds of $2.5 million, which we are using for developing the T3000 technology and for working capital. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. We are pursuing additional lines of credit and other debt financing. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


FUNDING   REQUIREMENTS.   In  order  to  pay  operating   expenses  and  achieve
selfsustaining operations, we expect to require substantial funding during the next two years of approximately $25.0 - $30.0 million. We will need funds for:

          Research and Development projects include completing the T3000 system, particularly a tightly coupled billing solution for the utility markets and the integration of other PCS radio technologies to expand the potential markets for the T3000 product. We estimate that our research and development activity over the next two years will require $2.4 million.

          Working Capital. As demand for the T3000 product grows, we must build an inventory of equipment to allow for load balancing the manufacturing demand while maintaining a short delivery period. This inventory will also serve as a supply of spare units to cover immediate shipment for warranty purposes. We will also need working capital (between $10-$15 million) for developing our corporate infrastructure and paying T3000 marketing costs.

          Manufacturing capacity. Projected demand growth of T3000 units will require additional manufacturing capacity. We expect to contract with an outside vendor for the manufacturing of the hardware, licensing of the software and the compliance testing, at an expected cost of $7.0 million.

          T3000 Network Operation Center. Capital will be required to equip the T3000 Network Operation Center ("T--NOC"). The T--NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies). We estimate that deployment of the T--NOC will require $2.6 million; we also are exploring potential outsourcing for the T--NOC.

          Repay Loans from Related Parties. We plan to repay loans from related parties as soon as sufficient funding becomes available. The expected amount of loans that will be repaid is $3.0 million.

YEAR 2000 READINESS. The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and datesensitive calculations involving dates in the Year 2000 and beyond. Such problems might cause system failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 Issues could affect us through the Year 2000 incompatibility of our own computer systems and equipment as well as the Year 2000 incompatibility of third parties, such as vendors, suppliers or customers. We have not yet encountered any Year 2000 problems, we do not expect to incur significant expenditures to resolve Year 2000 Issues and we have allocated sufficient resources for remediating any Year 2000 issues.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings against Registrant.


Item 2.   Changes in Securities and Use of Proceeds.

     (a)  Not Applicable.

     (b)  Not Applicable.

     (c) Issuance of Unregistered Securities. The following tables summarize all securities that we issued or sold during the quarter ended March 31, 2000, in unregistered offerings:

                                                                                                       Deemed Per
            Date       Title of Security        Amount           Class of Purchaser        Exemption   Share Price       Proceeds
            ----       -----------------        ------           ------------------        ---------   -----------       --------
          3/31/00      Common Stock(1)         1,250,000         Accredited Investors      Rule 506     $2.00(2)        $2,500,000
          3/31/00      Warrants(1)               625,000         Accredited Investors      Rule 506     $3.00(3)            (4)
          3/31/00      Common Stock(5)            61,250         Accredited Investors      Rule 506     $2.00               (5)
          3/31/00      Warrants(5)                30,625         Accredited Investors      Rule 506     $3.00(3)            (6)
          3/31/00      Warrants(5)                 8,750         Accredited Investors      Rule 506     $2.00(3)            (6)
          --------------------

          (1) Sold in Private Placement of Units consisting o 12,500 Shares and a Warrant to purchase 6,250 Shares. The Company paid finders' fees of $106,250 in cash, plus 61,250 shares of common stock plus warrants to purchase 39,375 shares of common stock (see note 5).
          (2) The $2 per share price was set on January 3, 2000, which was the highest trading price for the Common Stock during December 1999.
          (3)  Warrant Exercise Price.
          (4) Issued as part of the Units, so no cash consideration was received specifically for these Warrants.
          (5)  Issued as finders'  fees for the Private  Placement  described in note 1.
          (6) Issued as finders' fees, so no cash consideration was received specifically for these Warrants.

     (d)  Not Applicable.


Item 3.   Defaults Upon Senior Securities.

     (a)  Not Applicable.

     (b)  Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted for a vote of Security Holders.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000



Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8K.

     (a)  Exhibits.

          (27) Financial Data Schedules.

     (b) Reports on Form 8K. On March 8, 2000, Registrant filed a Current Report on SEC Form 8K reporting:

               Item 4: Changes in the Company's Certifying Accountants
                       (see Item 8 above).

          This Report was amended March 21, 2000, and further amended April 20, 2000, to include the comment letters from the former certifying accountants ("Auditors").

               As explained in the March 8 report, during the two most recent fiscal years and subsequent interim periods preceding the change in Auditors, the Company and the former Auditors did not disagree on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure that would have caused the former Auditors to refer to the subject matter of the disagreement(s) in connection with their report. The former Auditors' reports on the financial statements of Arnox, TRG and WTC for the past two years contained only a modification of their opinion as to the Company's ability to continue as a "going concern". The Company previously reported the change in Auditors on SEC Form 8K and requested comments from the former Auditors. In their letters addressed to the SEC, the former Auditors did not disagree with the Company's disclosure.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TELEMETRIX INC., a Delaware corporation


May 19, 2000          By:    /s/ JAMES DOYLE
                           ----------------------------------------------------
                           James Doyle
                           Signing for Registrant and as Chief Financial Officer

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
    Quarterly Report on SEC Form 10-QSB for the Quarter ended March 31, 2000



               INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

                                                                         Exhibit
Exhibit                                                                     Page
-------                                                                  -------

(27)  Data Schedule.......................................................   2