Form 10KSB/A
period 1999-12-31
TELEMETRIX INC
filed 2000-06-07
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                  FORM 10-KSB/A
                                  Amendment #1

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

The aggregate market value of Registrant's common stock ("Shares") held by non-affiliates as of March 31, 2000 was approximately $12.0 million based on the March 31, 2000, closing price of $6.625 per Share.

There were 14,192,147 Shares outstanding on March 31, 2000.

                               TABLE OF CONTENTS
PART I
Item 1.  Business .........................................................    2
Item 2.  Properties .......................................................   16
Item 3.  Legal Proceedings ................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders ..............   17
PART II ...................................................................   18
Item 5.  Market for Registrant's Common Equity and Related
           Stockholders Matters ...........................................   18
Item 6.  Management's Discussion & Analysis of Financial
           Condition or Plan of Operation .................................   19
Item 7.  Financial Statements and Supplementary Data .....................    26
Item 8.  Changes in & Disagreements with Accountants on
           Accounting & Financial Disclosure ..............................   26
PART III
Item 9.  Directors and Executive Officers of Registrants ..................   29
Item 10. Executive Compensation ...........................................   29
Item 11. Security Ownership of Certain Beneficial Owners and Management ...   30
Item 12. Certain Relationships and Related Transactions ...................   31
PART IV
Item 13. Exhibits and Reports on Form 8-K .................................   32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ................................   34

POWER OF ATTORNEY .........................................................   35

SIGNATURES ................................................................   35

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Report contains statements that anticipate the future and therefore are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such "forward-looking statements" include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statements other than statements of historical facts. Forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words indicate such statements. Investors should read statements with these terms carefully because they:

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

     We will first offer T3000 on the WTC Network, to enhance service for our existing paging and PCS customers and to showcase our new products and services. We signed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REAnet and also offered to deploy T3000 over a proposed PCS network in Manitoba, Canada. In conjunction with the T3000, we intend to offer support services to both Telemetry Users and carriers; such services include telemetry network management, billing support, system design consulting and service bureau capabilities. We will offer individual components or package solutions to our customers, and enable them to add value, bundle services and expand their businesses.

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

     Wireless Telemetry. Telemetry involves the use of remote devices for data collection and analysis, and encompasses the following activities:

     o    installing a measurement device at a remote location;
     o    controlling the device from a central station;
     o    obtaining data with the device;
     o    transmitting the data to the central station;
     o    collecting and analyzing the data; and
     o    responding to the results of the analysis.

For example, a device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer; the owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. A photocopier might contain a telemetry device that forwards copy totals to the service company for billing and notifies the company about any mechanical problems requiring repairs. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Since it offers widespread coverage and permits mobility, wireless telecommunications can provide the transmission component for telemetry.

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

                              PRODUCTS AND SERVICES

     The Company will provide customer service capabilities and enabling technologies for telecommunications networks. Our complementary products and services include:

     -    T3000  system  for  wireless   telemetry   (polling,   monitoring  and
          controlling remote devices such as electrical meters and burglar alarms), whose components include:
     - COMM Center, the local gateway for controlling, polling and activating remote devices;
     -    Optical Meter Reader for data acquisition;
     - T-NOC (Network Operations Center) for monitoring and controlling the remote devices;
     -    T-Server Software for access to telemetry data;
     -    Wireless Local Loop capability through the T3000's COMM Center;
     -    Rural PCS and mobile telecommunications services; and
     -    Service Bureau for customer care.

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

     The main components of T3000 are the COMM Center, Readers, T-NOC (Network Operations Center) and T-Server software. The simple Readers (Optical Meter, Level Meter and Alarm Meter devices), placed on electric meters, fire detectors or motion sensors, perform data acquisition and control. The COMM Center serves as the local gateway and command center for numerous Readers at subscribers' premises (e.g., a building or office park). With its optional Wireless Local Loop capability, the COMM Center also can provide telephone service (e.g., a second line) over existing customer premises telephones and wiring. With Short Message Service wireless transmissions over local PCS networks, the COMM Center establishes various two-way data and telemetry applications into the subscribers' premises. The T-Server software provides the T3000 customer access and control of their telemetry data. Our North American T-NOC manages, monitors, controls all COMM Centers, and through them, each Reader. The T-NOC collects, compiles and distributes the data generated by the Readers, translates the data into the appropriate formats, prepare reports requested by the T3000 customer (e.g., electric company), provides billing data and, if requested, generates bills to subscribers. T3000 is a gateway technology that the customer can control. The following diagram illustrates a deployment at a private residence:

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

          Level Reader and Alarm Reader. When the installed meter or sensor uses a level indicator (e.g., zero to 5 volts) instead of a mechanical device, the T3000 uses our simplified Level or Alarm Reader. The Level Reader, which can read up to 255 levels, is used with electronic output meters such as a commercial utility meter or an oil tank meter. The Alarm Reader simply senses a change in state, such as when a security alarm is tripped by a broken window or door.

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

          The T-Server Software. The T-Server software gives T3000 customers access to the T3000 system. This software, which operates on a standard personal computer at the customer's office, provides a radio or Internet-based interface to the T-NOC and from there to the COMM Centers and Readers. The customer thus, at any time, has access to telemetry data and real-time control over Readers. Unlike the traditional monthly meter reading, customers can poll the Readers at any time and as often as they like. When they need to control Remote Devices (e.g., Load Shedding by electric utilities), customers instruct the T3000 Server Software, which sends the appropriate control signals to activate the on/off ports in the COMM Center. Customer can also devise unique reporting formats and data analysis. The following diagram shows how the T3000 components integrate to form a complete wireless telemetry solution.

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

     Mobile PCS. Telemetrix Technologies currently holds two PCS licenses covering a population of 138,000, primarily in western Nebraska and eastern Wyoming. Telemetrix Technologies constructed six PCS sites covering a population base of 56,000, and is now testing PCS services for commercial use. We recently executed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REAnet. REAnet is owned by a consortium of electric utilities, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and Utah). We also have offered to deploy T3000 over a proposed PCS Network in Manitoba and Saskatchewan, Canada. Our T-NOC would service the T3000 deployed in each of these wireless networks.

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

                               MARKETING & SALES

     Since Telemetrix products and services are innovative and relatively unknown, we must conduct considerable "missionary" work to create awareness of our products and services. We therefore intend to bring T3000 to market in a phased approach. We initially will provide "proof of concept" by deploying the T3000 in the WTC Network and offer services to approximately 138,000 potential subscribers in that service area. The WTC Network is designed to meet the needs of smaller markets, to show the scalability of the infrastructure equipment and to demonstrate the data gathering operations and services. The WTC network will demonstrate to potential customers how the T3000 system operates, the costs for installing the equipment and the revenues from each service segment. To obtain PCS subscribers in the WTC Network territory, we will offer several attractive rate packages based on a monthly fixed fee. The PCS offerings include features not offered by cellular competitors that, in combination with T3000, should create significant subscriber interest for our PCS services. We also will deploy T3000 into the proposed REAnet and Canadian wireless networks as they become operational.

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

                                CORPORATE HISTORY

Telemetrix was recently formed through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group Inc. ("TRG-US") and Tracy Corporation II d/b/a Western Total Communications ("WTC"). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox's stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska; TRG-US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG-US's principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd., which offered some Customer Care Services in Canada; TRG-US then acquired TRG-Canada ("TRG-Canada") in early 1999. In a "reverse takeover" during the second and third quarters of 1999, the stockholders of WTC and TRG-US ("Principal Stockholders") acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG-US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

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

---------------------

     (1) Price for shares of Arnox Corporation prior to the Combination on April 5, 1999.
     (2) Prices prior to the Combination represent the Arnox share price adjusted for 11.5 to 1 reverse stock split on April 5, 1999; thereafter represents closing price for Telemetrix Shares.
     (3)  There was no trading activity prior to the fourth quarter of 1997.

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

     T3000. Telemetrix's immediate objective is getting T3000 into production. We are beta-testing the T3000 in western Nebraska, and integrating the devices with the controlling software. We also are modifying the product to integrate a GSM-PCS radio into the system as a module and to add the "Subscriber Line Interface" for interconnecting the GSM-PCS radio with household telephony wiring. Prototypes for the beta-testing use off-the-shelf GSM-PCS handsets and manually-produced circuitry components and customized connecting cables. After completing testing and software integration, we must obtain the necessary type approvals, acceptances and certifications, such as FCC certification of the radio module, and demonstrate compliance with various technical standards (e.g., GSM, UL, ITU, ANSI). Then we must develop the manufacturing process and obtain components; constraints imposed by the manufacturing process and availability of components may require further modification of the T3000. We estimate that bringing T3000 to market will require approximately $6.4 million: $1.7 million for product development (both internal and by third parties), $1.0 million for technology licensing, $1.0 million for manufacturing, $0.9 million for testing and certification and $2.0 million for working capital. We hope to obtain FCC and GSM certification in mid-2000, build initial production units in July 2000 and commence volume production of T3000 units in August 2000. This schedule, illustrated below, depends upon successfully completing testing and obtaining the necessary manufacturing contracts.


                                      2000
Jan.     Feb.     March    April   May      June     July     August      Sept.      Oct.
| |                     |               |       |      |        |
| |                     |               |       |      |        |
| --Beta-testing on WTC Network         |       |      |        ---Begin volume production
|                                       |       |      |--Build first production units
 ---Software integration & development--|       |
                                                |--FCC/GSM certification

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

     We recently executed a letter of intent to deploy T3000 over the southwest Colorado wireless network being installed by REAnet Corporation. REAnet Corporation is owned by two rural electric cooperatives, who serve approximately 45,000 customers in the Four Corners region (the intersection of Colorado, New Mexico, Arizona and Utah).

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

Depreciation and Amortization. These non-cash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets (such as FCC Licenses, patents and Billing Software) and goodwill. In the year ended December 31, 1998, depreciation primarily consisted of TRG--Canada's fixed assets and computer equipment. When the Billing Software was acquired, an independent consulting firm reviewed the functionality of the Billing Software and determined its fair market value. Subsequent to the Combination, management changed its operating plans and accordingly determined that the historical cost attributed to the Billing Software would not be recoverable through future cash flows. Thus, in December 1999, the Board approved the impairment of the remaining portion of the Billing Software.

Interest Expense. Interest expense includes interest incurred from debt. Our principal interest expense results from amounts we borrowed from our principal shareholder, which incur interest at annual rates ranging from 7.5% to 8%.

RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to year ended December 31, 1998

     We acquired TRG on April 5, 1999; prior to that acquisition, Arnox was inactive. The consolidated balance sheet as of December 31, 1999, includes the accounts of Telemetrix and its wholly-owned subsidiaries. The statement of operations for the year ended December 31, 1999 ("Recent Period") includes the operations of TRG/Telemetrix Solutions for 1999 and of Telemetrix Technologies from its date of acquisition.

     During the year ended December 31, 1998, TRG acquired the Billing Software and began initial marketing of Billing Software licenses and Service Bureau operations. WTC continued to provide paging services but devoted most of its resources on research, development, testing and marketing for the T3000 system. The operating results for this period reflect the early stage of our business and our significant research and development activities. The financial statements for the year ended December 31, 1998 ("Prior Period") show only the operations of TRG-Canada (Arnox was inactive during the Prior Period). All significant intercompany transactions and balances have been eliminated.

     The following discussion contains only minimal comparisons between the Recent Period and Prior Period. The financial statements for the Prior Period include only TRG-Canada because the Combination occurred only in 1999; however, the financial statements for the Recent Period include Telemetrix, Telemetrix Solutions and Telemetrix Technologies. Since the Prior Period did not include any operations of TRG-USA or WTC, the results of operations for the Recent Period are not comparable to the Prior Period. We also expect that results of operations in future periods will not be comparable to past periods on a going-forward basis.

     Revenue totaled $1.6 million during the Recent Period, compared to $0.5 million during the Prior Period. During the Recent Period, we received $107,000 from equipment sales and rentals, $601,000 from Service Bureau clients and $867,000 from fees for implementation and consulting services. We expect revenue to increase substantially over the next 12 to 18 months as TRG obtains new customers and we launch the T3000 system.

     Operating expenses (excluding impairment of the Billing Software) were $18.4 million during the Recent Period. These expenses are primarily due to salary and consulting costs incurred to build the infrastructure to support a growing client base.

          Costs of Revenue were approximately $2.0 million for the Recent Period. The primary component of these expenses include salaries and wages for the sales staff and consulting fees related to implementation of new customers.

          Research & Development expenses were approximately $5.5 million for the Recent Period. The primary component of this expense is the $4.5 million we expensed as In-process Research & Development valued as part of the acquisition of WTC assets. Salaries and consulting costs also increased to service and support the growing client base. Research & development expenses will increase until fourth quarter of 2000, principally for developing the T3000 technology.

          Pre-Production expenses were not incurred during the Recent Period or Prior Period. We expect to incur pre-production expenses during the second quarter as we start to build T3000 units; these expenses should increase in third quarter 2000 as we commence volume production.

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

          Selling, General & Administrative expenses were $11.0 million for the Recent Period, principally $9.0 million for non-recurring expenses: organizational expenses ($2.0 million) and software amortization ($7.0 million). The non-recurring organizational expenses are the legal and formation costs for the Combination that we incurred by issuing 1,067,000 Shares to advisors and consultants. The non-recurring software amortization costs represented three-quarters of the annual expense on the Billing Software. In December 1999, management determined that the Billing Software was impaired, so we impaired the remaining net book value of the Billing Software. We expended the remaining $1.9 million for salary and promotional expenses to create awareness of our products and to build our client base. The $0.9 million SG&A expenses for the Prior Period were primarily salaries in the Service Bureau operations.


          Non-recurring Research & Development expenses were $4.5 million for the Recent Period. These represent the in-process research & development expenses of WTC when it was acquired by the Company.

     Interest expense was $537,000 for the Recent Period. This expense represents primarily the interest charges on related party loans, principally the loans from Hartford Holding Ltd. Interest expense for the Prior Period was $145,000, which also was interest on loans from Hartford Holdings Ltd.

     Impairment of Software was approximately $13.2 million. When we acquired the Billing Software, an independent consulting firm reviewed the functionality of the Billing Software and determined its fair market value. Subsequent to the Combination, management changed its operating plans and accordingly determined that the historical cost attributed to the Billing Software would not be recoverable through future cash flows. Thus, in December 1999 the Board approved the impairment of the remaining portion of the Billing Software.

     Net loss. We reported a net loss of $30.4 million for the Recent Period. The principal component of this net loss was impairment of the Billing software, the amounts we expensed for In-process Research & Development from the
acquisition   of  WTC  assets  and  the  costs   incurred   for  the   corporate
restructuring. We did not record any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES. TRG's principal stockholders have financed our activities through loans and equity contributions. The Service Bureau operations have also provided some funding for operations and development. During the Recent Period, we used $2.5 million in cash for operations, primarily for employee salaries. We used $383,000 of cash for investment purposes primarily to purchase equipment. During the Recent Period we generated cash flow from financing activities of $2.8 million mostly through additional financing we obtained from related parties. In March 2000, we completed a private placement of Shares that raised proceeds of $2.5 million, which we are using for working capital. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

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

     o Prior to the Combination, TRG had engaged BDO Dunwoody LLP ("BDO") to audit TRG's 1998 financial statement. Since BDO's engagement was limited solely to TRG's 1998 financial statements, BDO will not audit Telemetrix Solution's future financial statements (see Current Report on SEC Form 8-K dated March 8, 2000, as further amended April 20,
          2000).

     o Fred A. Lockwood & Co., P.C. ("Lockwood"), audited WTC's 1998 & 1997 financial statements but will not audit Telemetrix Technologies' future financial statements (see Current Report on SEC Form 8-K dated March 8, 2000, as amended March 21, 2000).

During the two most recent fiscal years and subsequent interim periods preceding the change in Auditors, the Company and the former Auditors did not disagree on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure that would have caused the former Auditors to refer to the subject matter of the disagreement(s) in connection with their report. The former Auditors' reports on the financial statements of Arnox, TRG and WTC for the past two years were modified only to express uncertainty about the Company's ability to continue as a "going concern". The Company previously reported the change in auditors on SEC Form 8-K.

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

        Name             Appointed      Age   Positions
        ----             ---------      ---   ---------
   William W. Becker     April 1999      70   Chairman of the Board of Directors
   Michael Tracy         April 1999      53   Director and Chief Executive
                                              Officer of Telemetrix; President
                                              of WTC
   James Doyle           March 2000      44   Chief Financial Officer
   Marguerite A. McKee   February 2000   49   President of Telemetrix Solutions
   Michael L. Glaser     April 1999      60   Secretary & Director

William W. Becker, Chairman of the Board. Mr. Becker is a principal of Hartford Holdings Ltd. ("HHL"), our largest shareholder. He also serves a Chairman of The Becker Group of Companies and Transdigital Communications Corporation, and served as the Chairman of TeleHub Communications Corporation ("TeleHub") from March 1996 through June 1999 and then from September 1999 to the present. He also serves on the Board of Directors for nCUBE Corporation, AirCell Communications, Inc., Transdigital Communications Corporation, Earth Satellite Telecommunications Advanced Research, Inc. ("e*star") and TeleHub Communications Corporation ("TeleHub"). Prior to joining us, Mr. Becker founded a number of companies in telecommunications, cable TV, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas Ltd. (now Cigar Oil & Gas Ltd.). Mr. Becker was a significant investor of IntelCom Group, Inc. (now, ICG Communications, Inc.), a CLEC, for which he served as chairman and CEO from 1987 to June 1995.

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

Marguerite McKee, President-Telemetrix Solutions. Ms. McKee has over 20 years experience in the telecommunications industry. She originally joined the Company in June 1999 as Vice President of Product Commercialization for the T3000 and then became President of Telemetrix Solutions in February 2000. From June 1980 until she joined us, Ms. McKee served in a variety of positions for Nortel Networks, from Product Specialist to Director of Research & Development. Her experience in Product Management, Marketing, New Product Introduction, Design, Development and Customer Service, familiarized her with numerous telecommunications technologies, such as digital switching, Common Channel Signaling, ISDN 3rd Generation Wireless and Internet Routing. She also had significant responsibility for developing and launching new products. Ms. McKee received her Bachelor of Electrical Engineering degree from Carleton University in 1974.


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

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, executives officers and significant shareholders ("Reporting Persons") to report their Share ownership and transactions in Shares. The following table lists the Reporting Persons and the number of late reports filed by each Reporting Person during 1999:

     Reporting Person                                            Late Reports
     ----------------                                            ------------
     Hartford Holdings Ltd. (10% Shareholder).................... 1 (Form 3)
     Vintage Investments Ltd. (10% Shareholder) .................    None
     William W. Becker (Chairman) ............................... 1 (Form 3)
     Michael J. Tracy (Chief Executive Officer & Director) ...... 1 (Form 3)
     Michael L. Glaser (Secretary & Director) ................... l (Farm 3)
     Oz Pedde (former CEO & Director) ........................... 1 (Form 3)

The late filings of the Form 3s resulted from inadvertence. Except as set forth above, we believe that our Reporting Persons complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Executive Compensation. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to Michael J. Tracy, the Company's CEO, and the three most highly compensated executive officers of the Company (the "Named Officers") for the fiscal years ended December 31, 1997, 1997 & 1999. The Company has not granted options, warrants, stock appreciation rights or other long-term compensation.


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


Stock Option Plans. The Board adopted an incentive stock option plan to award stock options for officers, directors, employees and consultants; the Board reserved 1.4 million Shares for issuance under the Plan. The Plan permits both Incentive Stock Options and Non-statutory Stock Options (as described in the Internal Revenue Code). Either the Board or a Board Committee will select option recipients and will set the terms, such as exercise price, the number of shares purchasable and vesting, for any options; the terms of an option will be specified in a specific option certificates.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of Shares beneficially owned on December 31, 1999, by (i) each person beneficially owning more than five percent (5%) of Telemetrix's outstanding Shares; (ii) each executive officer and director; and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner                                    Shares    Percent(1)
------------------------------------                                    ------    ---------
Hartford Holdings Ltd. ("HHL") ....................................   5,175,000(2)   40.2%
     Box 143,Cayman Islands, British West Indies

Vintage Investments Ltd. ..........................................   1,725,000(3)   13.4%
     Box 143,Cayman Islands, British West Indies

William W. Becker (Chairman of the Board of Directors)  ...........   6,900,000(4)   53.5%
     Box 143, Cayman Islands, British West Indies

Michael J. Tracy (Chief Executive Officer, Treasurer & Director) ..   4,328,500     33.6%
     1225 Sage, Gering, Nebraska  69341

Michael L. Glaser (Secretary & Director) ..........................      747,158      5.8%
     633 17th Street, Suite 2700, Denver, Colorado 80202

James Doyle (Chief Financial Officer) .............................            0       --
     1225 Sage, Gering, Nebraska  69341

Marguerite McKee (President-Telemetrix Solutions) .................            0       --
     4 King Street West, Suite 1400, Toronto, Ontario M5H 1B6

Executive Officers and Directors as a Group (3 persons) ...........   11,975,658     92.9%

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

     The Becker Group of Companies, owned by HHL (our largest shareholder), advised us on various issues concerning the Combination and currently is providing various consulting services for Telemetrix Solutions. The costs of these services were recorded as expenses of the Company. The Becker Group also advanced us $260,000, which is due on demand.

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

----------------------------

+ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed April 5, 1999.

++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed April 23, 1999.

+++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed May 17, 1999.

++++ Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed March 8, 2000, as amended March 21, 2000, as further amended April 20, 2000.

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

          Item 4: Changes in the Company's Certifying Accountant (BDO as TRG's Auditor); and

          Item 7: Financial Statements of Acquired Businesses (TRG & WTC) and pro forma financial statements for the Combination.

     On March 8, 2000 (subsequent to the period covered by this Report), the Company filed a Current Report on Form 8-K reporting:

          Item 4: Changes in the Company's Certifying Accountants (see Item 8 above).

     This Report was amended March 21, 2000, and further amended April 20, 2000, to include the comment letters from the former certifying accountants.

                                TELEMETRIX, INC.

                        Consolidated Financial Statements
                        and Independent Auditors' Report
                           December 31, 1998 and 1999


                                Table of Contents


                                                                            Page

Independent Auditors' Reports..............................................F - 1

Consolidated Financial Statements

Consolidated Balance Sheets................................................F - 3

Consolidated Statements of Operations and
     Comprehensive Loss-Restated...........................................F - 4

Consolidated Statement of Stockholders' Equity (Deficit)-Restated..........F - 5

Consolidated Statements of Cash Flows-Restated.............................F - 6

Notes to Consolidated Financial Statements.................................F - 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Telemetrix, Inc. and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. (the Company) as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss (restated), stockholders' equity (deficit) (restated), and cash flows (restated) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the Company for the year ended December 31, 1998 were audited by other auditors whose report dated August 6, 1999 expressed an unqualified opinion on those statements.

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


                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         Ehrhardt Keefe Steiner & Hottman PC
April 6, 2000
Denver, Colorado

To the Shareholders of
Telemetrix, Inc. and Subsidiaries



We have audited the statement of loss and comprehensive loss, stockholders' deficit and cash flows of Telemetrix, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1998 in conformity with Canadian generally accepted accounting principles.



/s/ BDO Dunwoody LLP
BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
August 6, 1999

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 2 to the financial statements. Our report to the shareholders dated August 6, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


/s/ BDO Dunwoody LLP
BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
August 6, 1999

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
                                                                                             ------------
                                                                                                5,554,000
                                                                                             ------------
                                                                                               10,241,000
                                                                                             ------------

Commitments and Contingencies (Note 12)

Stockholders' equity (deficit) (Note 3)
   Preferred stock $. 001 par value, 5,000,000  shares authorized, none
    issued or outstanding .........................................................                  --
   Common stock, $.001 par value, 25,000,000 shares authorized, 12,880,897
    issued and outstanding ........................................................                13,000
   Additional Paid in capital-Restated (Note 15) ..................................            33,466,000
   Accumulated foreign currency translation adjustment ............................                31,000
   Accumulated deficit-Restated (Noted 15) ........................................           (32,209,000)
                                                                                             ------------
     Total stockholders' equity (deficit) .........................................             1,301,000
                                                                                             ------------

Total liabilities and stockholders' equity (deficit) ..............................          $ 11,542,000
                                                                                             ============



                See notes to consolidated financial statements.

                                          TELEMETRIX, INC.

                                       Consolidated Statements
                                   of Loss and Comprehensive Loss


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                                 1998                      1999
                                                                                 ----                      ----
                                                                                                         Restated
Revenue
   Equipment sales and rental ....................................         $       --                $    107,000
   Consulting income .............................................              480,000                   867,000
   Service bureau income (Note 11) ...............................               18,000                   601,000
                                                                           ------------              ------------
     Total revenues ..............................................              498,000                 1,575,000
                                                                           ------------              ------------

Expenses
   Cost of revenue ...............................................              840,000                 1,955,000
   Research and development ......................................                 --                   5,462,000
   Selling, general and administrative ...........................              851,000                10,980,000
   Impairment of software ........................................                 --                  13,194,000
                                                                           ------------              ------------
Total operating expenses .........................................            1,691,000                31,591,000
                                                                           ------------              ------------

   Net loss from operations ......................................           (1,193,000)              (30,160,000)
                                                                           ------------              ------------

Other
   Interest expense ..............................................              145,000                   537,000
   Other expense (income) ........................................               (4,000)                 (152,000)
                                                                           ------------              ------------
     Total other .................................................              141,000                   385,000
                                                                           ------------              ------------

Net loss before comprehensive loss ...............................           (1,334,000)              (30,401,000)

Other comprehensive income (loss)
   Foreign currency translation adjustments ......................               80,000                   (62,000)
                                                                           ------------              ------------

Comprehensive loss ...............................................         $ (1,254,000)             $(30,463,000)
                                                                           ============              ============

Earnings (loss) per common share - basic and diluted .............         $     (21.99)             $      (3.53)
                                                                           ============              ============

Weighted average common shares outstanding .......................               60,665                 8,620,685
                                                                           ============              ============




                See notes to consolidated financial statements.

                                               TELEMETRIX, INC.

                            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                 Foreign Currency
                                                          Common Stock             Translation
                                                     Shares           Amount        Adjustment
                                                     ------           ------     ----------------
Balance - December 31, 1997 ...................              1   $       --     $     13,000

Foreign currency translation adjustment .......           --             --           80,000

Net loss ......................................           --             --             --
                                                  ------------   ------------   ------------

Balance - December 31, 1998 ...................              1           --           93,000

Common stock acquired through reverse-merger
  (Note 3) ....................................        313,896           --             --

Common stock issued in connection with business
   reorganization (Note 3 ) ...................      6,127,200          6,000           --

Stock issued to advisors ......................      1,067,000          1,000           --

Stock issued in acquisition (Note 3) ..........      5,372,800          6,000           --

Foreign currency translation adjustment .......           --             --          (62,000)

Net loss ......................................           --             --             --
                                                  ------------   ------------   ------------

Balance - December 31, 1999 ...................     12,880,897   $     13,000   $     31,000
                                                  ============   ============   ============
                                                                                         Total
                                                 Additional                          Stockholders'
                                                   Paid-in         Accumulated          Equity
                                                   Capital            Deficit          (Deficit)
                                                 ----------        -----------       ------------
Balance - December 31, 1997 ...................   $       --     $   (474,000)   $   (461,000)

Foreign currency translation adjustment .......           --             --            80,000

Net loss ......................................           --       (1,334,000)     (1,334,000)
                                                  ------------   ------------    ------------

Balance - December 31, 1998 ...................           --       (1,808,000)     (1,715,000)

Common stock acquired through reverse-merger
  (Note 3) ....................................           --             --              --

Common stock issued in connection with business
   reorganization (Note 3 ) ...................     19,341,000           --        19,347,000

Stock issued to advisors-Restated (Note 15) ...      1,920,000           --         1,921,000

Stock issued in acquisition (Note 3) ..........     12,205,000           --        12,211,000

Foreign currency translation adjustment .......           --             --           (62,000)

Net loss-Restated (Note 15)....................           --      (30,401,000)    (30,401,000)
                                                  ------------   ------------    ------------

Balance - December 31, 1999 ...................   $ 33,466,000   $(32,209,000)   $  1,301,000
                                                  ============   ============    ============


                See notes to consolidated financial statements.

                                               TELEMETRIX, INC.

                                     Consolidated Statements of Cash Flows

                                                                                                For the Years Ended
                                                                                                   December 31,
                                                                                            1998                    1999
                                                                                            ----                    ----
                                                                                                                  Restated
Cash flows from operating activities
   Net loss                                                                        $    (1,334,000)        $   (30,401,000)
                                                                                   ---------------         ---------------
   Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation and amortization ..............................................           79,000           7,386,000
     Deferred rent ..............................................................          (16,000)            (15,000)
     Stock issued for services ..................................................             --             1,921,000
     Impairment of software .....................................................             --            13,194,000
     Purchased in process research and development ..............................             --             4,530,000
     Changes in assets and liabilities
       Accounts receivable ......................................................         (279,000)             83,000
       Prepaid expenses and other assets ........................................           (6,000)              6,000
       Accounts payable .........................................................          542,000             231,000
       Accrued expenses .........................................................           24,000             544,000
                                                                                      ------------        ------------
                                                                                           344,000          27,880,000
                                                                                      ------------        ------------
         Net cash used by operating activities ..................................         (990,000)         (2,521,000)
                                                                                      ------------        ------------

Cash flows from investing activities
   Purchase of equipment ........................................................         (729,000)           (467,000)
   Net advances to related parties ..............................................         (118,000)             84,000
                                                                                      ------------        ------------
         Net cash used by investing activities ..................................         (847,000)           (383,000)
                                                                                      ------------        ------------

Cash flows from financing activities
   Proceeds on line-of-credit ...................................................             --               195,000
   Net payments on related party advances .......................................             --               (13,000)
   Payments on long-term debt ...................................................           (3,000)            (59,000)
   Proceeds on long-term debt - related parties .................................        1,707,000           2,746,000
   Increase in leasehold inducement .............................................          162,000                --
                                                                                      ------------        ------------
         Net cash provided by financing activities ..............................        1,866,000           2,869,000
                                                                                      ------------        ------------

Effect of foreign currency translation on cash ..................................           80,000             (62,000)

Net increase (decrease) in cash .................................................           28,000             (97,000)

Cash - beginning of year ........................................................            5,000             113,000
                                                                                      ------------        ------------

Cash - end of year ..............................................................     $    113,000        $     16,000
                                                                                      ============        ============

Continued on the following page.





                See notes to consolidated financial statements.

                                TELEMETRIX, INC.

                      Consolidated Statements of Cash Flows


Continued from the previous page.


Supplemental disclosure of cash flow information:
     Total cash paid for interest for the years ended December 31, 1998 and 1999 was $2,602 and $105,000, respectively.

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

The Company's subsidiary located in Toronto, Canada had revenues for the years ended December 31, 1998 and 1999 of $498,000 and $1,500,000, respectively. Total long-lived assets were $792,000 and $839,000 and net assets were a deficit of $1,715,000 and $3,940,000, at December 31, 1998 and 1999, respectively.

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

Recently Issued Accounting Pronouncement

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes new standards by which derivative financial instruments must be recognized in any entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement No. 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement No. 133 also unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a Company document, designate and assess the effectiveness of its hedges. Statement No. 133 is required to be adopted by the Company in 2001. Management, however, does not expect the impact from this Statement to have a material impact on the financial statement presentation, financial position or results of operations.

Reclassifications

Certain balances in the December 31, 1998 financial statements have been reclassified to conform to the December 31, 1999 presentation.

Note 2 - Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a consolidated net loss of approximately $30,000,000, including negative cash flow from operations of approximately $2,500,000. Obligations were met through additional financing provided by related parties.

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
                                               ===============

Interest expense for the years ended December 31, 1998 and 1998 to related parties was $145,000 and $465,000, respectively.


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
                                                      ===============

Total rent expense to related parties for the years ended 1998 and 1999 was $119,000 and $198,000.

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

Note 15 - Restatement of Financial Statements

The accompanying statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 have been restated to reflect the issuance of 1,067,000 shares which were previously reflected at the market value on April 5, 1999 of $5.19, which was the date the shares were issued. The value of the shares issued have been restated to reflect the market value of the common stock as of March 31, 1999 of $1.80 per share, which was the date the Company was obligated to issue such shares. This restatement had no impact on the overall balance sheet presentations. The restatement reduced the net loss from $34,015,000 to $30,401,000 and loss per share from $3.95 to $3.52.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Registrant have duly caused this Annual Report to be signed on its behalf by the undersigned officer, thereunto duly authorized, in the City of Gering, Nebraska.

                                               TELEMETRIX INC.,
                                               a Delaware corporation

June 6,  2000                                  By: /s/ JAMES DOYLE
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

    Signature                 Title                               Date
    ---------                 -----                               ----

/s/ WILLIAM W. BECKER*        Chairman of the Board of Directors  June 6, 2000
William W. Becker

/s/ MICHAEL J. TRACY*         Director & Chief Executive Officer  June 6, 2000
Michael J. Tracy

/s/ MICHAEL L. GLASER*        Director                            June 6, 2000
Michael L. Glaser



                              *By  /s/ JAMES DOYLE                June 6, 2000
                                  ------------------------------
                                  James Doyle, Attorney-in-Fact

                                TELEMETRIX INC.
                         (COMMISSION FILE NO. 0-14724)

    ANNUAL REPORT ON SEC FORM 10-KSB/A#1 FOR FISCAL YEAR ENDED DECEMBER 31, 1999


                INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT

Exhibit                                                             Exhibit Page
-------                                                             ------------
 (24)    Power of Attorney.

      (24.1)  Power of Attorney for Officers and Directors of
              Company .......................................................  2

  (27)   Financial Data Schedule ............................................  3