Form 10QSB
period 2000-06-30
TELEMETRIX INC
filed 2000-08-14
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 2000



                                 TELEMETRIX INC.
             (Exact Name of Registrant as Specified in its Charter)



      Delaware                    0-14724                      59-345-3156
 ---------------           ----------------------         ----------------------
(Jurisdiction of          (Commission File Number)       (I.R.S. Employer
 incorporation)                                           Identification Number)



                                 Telemetrix Inc.
                      c/o J. Doyle, Chief Financial Officer
                                    1225 Sage
                             Gering, Nebraska 69341
                                 (308) 436-3453
                 -----------------------------------------------
                (Address, including zip code, & telephone number,
                  of Registrant's principal executive offices)



Indicate by check mark whether the Registrant has:            Yes  [X]    No [ ]

     (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2)  been subject to such filing requirements for the past 90 days.



On June 30, 2000, Registrant had 14,702,925 issued and outstanding common shares.

Transitional Small Business Disclosure Format:               Yes  [ ]    No [X]

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                        TABLE OF CONTENTS FOR FORM 10-QSB
                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................  3

           Condensed Consolidated Balance Sheets.............................  3

           Consolidated Statements of Operations.............................  4

           Consolidated Statements of Cash flows.............................  5

           Notes to Consolidated Financial Statements........................  6

                           PART II - OTHER INFORMATION

Item 2.    Management's Discussion & Analysis of Financial Condition and
           Results of Operations............................................. 10
Item 1.    Legal Proceedings................................................. 17
Item 2.    Changes in Securities and Use of Proceeds......................... 17
Item 3.    Defaults Upon Senior Securities................................... 17
Item 4.    Submission of Matters to a Vote of Security Holders............... 17
Item 5.    Other Information................................................. 17
Item 6.    Exhibits and Reports on Form 8-K.................................. 18
SIGNATURES .................................................................. 19

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking terms such as "may", "might", "will", "should", "could", "expect", "plans", "anticipate", "believe", "estimate", "continue" or similar words identify such statements. Investors should read statements that contain these terms carefully because they: (1) discuss our future expectations; (2) project our future results of operations or financial condition; or (3) state other "forward-looking" information. Such statements do not recite historical facts; they merely explain our expectations about the future. We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

     o    our limited operating history and commercial experience;
     o    market acceptance of T3000;
     o    availability of additional capital;
     o    protection of our intellectual property rights;
     o    evolving technologies and markets;
     o    competitive developments;
     o    telecommunications regulatory environment; and
     o    our ability to manage growth.

These factors might cause actual results to differ materially from the forward-looking statements as well as materially & adversely affecting our business, operating results & financial condition.


                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Information as of June 30, 2000, is unaudited)

                                                                                      June 30           December 31
                                                                                        2000                1999
                                                                                      -------           -----------
                                            ASSETS
Current assets:
   Cash ............................................................................  $     56            $     16
   Accounts receivable, net of allowance for doubtful accounts .....................       293                 259
   Note receivable-- related party .................................................       369                 348
   Due from related companies ......................................................       209                  54
   Prepaid expenses ................................................................         2                   3
                                                                                      --------            --------
      Total current assets .........................................................       929                 680

Property & equipment, net ..........................................................     2,329               2,317
Intangibles ........................................................................     7,661               8,545
                                                                                      --------            --------

         Total assets ..............................................................  $ 10,919            $ 11,542
                                                                                      ========            ========

                         LIABILITIES & STOCKHOLDERS' (EQUITY) DEFICIT
Current liabilities
   Line of credit ..................................................................  $    200            $    195
   Accounts payable ................................................................     1,870                 709
   Accrued expenses ................................................................     1,326               1,264
   Due to related companies ........................................................       484                 354
   Current portion-- long term debt-- related parties ..............................     2,156               2,157
   Current portion of long term debt ...............................................       202                   8
                                                                                      --------            --------

     Total current liabilities .....................................................     6,238               4,687
                                                                                      --------            --------

Deferred rent liability ............................................................       126                 130
Long term debt .....................................................................       643                 836
Long term debt-- related party .....................................................     4,480               4,588
                                                                                      --------            --------
     Total long-term liabilities ...................................................     5,249               5,554
                                                                                      --------            --------
       Total Liabilities ...........................................................    11,487              10,241
                                                                                      --------            --------

Stockholders' equity (deficit):
   Common stock ....................................................................        15                  13
   Additional paid-in capital ......................................................    37,116              33,466
   Foreign currency translation ....................................................       (30)                 31
   Retained earnings (deficit) .....................................................   (37,669)            (32,209)
                                                                                      --------            --------
       Total Stockholders' Equity (deficit) ........................................      (568)              1,301
                                                                                      --------            --------

            Total Liabilities and Stockholders' Equity (deficit) ...................  $ 10,919            $ 11,542
                                                                                      ========            ========

          Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statement



                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Information relating to the three-month and six-month periods ended
                                        June 30, 1999 and 2000 is unaudited)

                                                                               Three Months Ended               Six Months Ended
                                                                                    June 30,                        June 30,
                                                                             2000             1999            2000         1999
                                                                             ----             ----            ----         ----
Revenue:
   Equipment sales & rental.........................................   $         68    $       --      $        142    $       --
   Service income ..................................................            112             499             219             499
                                                                       ------------    ------------    ------------    ------------

       Total revenue ...............................................            180             499             361             499
                                                                       ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue .................................................             59            --               122            --
   Research & development ..........................................          1,668             252           2,692             252
   Selling, general & administrative ...............................          1,392           2,688           2,732           2,688
                                                                       ------------    ------------    ------------    ------------
       Total operating expenses ....................................          3,119           2,940           5,546           2,940
                                                                       ------------    ------------    ------------    ------------

 Net loss from operations ..........................................         (2,939)         (2,441)         (5,185)         (2,441)
                                                                       ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) .......................................            186              53             325              53
   Other expense (income) ..........................................           --              --                (5)           --
                                                                       ------------    ------------    ------------    ------------
       Total other expense (income) ................................            186              53             320              53
                                                                       ------------    ------------    ------------    ------------

Net (loss)..........................................................   $     (3,125)   $    (2,494)    $    (5,505)    $     (2,494)
                                                                       ============    ============    ============    ============


Weighted average shares outstanding during period ..................     14,192,147       7,289,381      13,755,064       3,832,129

Loss per
     share .........................................................   $      (0.22)   $      (0.34)   $      (0.40)      $  (0.65)
                                                                       ============    ============    ============    ============


          Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statement



                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Information relating to the six month periods ended June 30, 1999 and 2000 is unaudited)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                          --------------------
                                                                                          2000            1999
                                                                                          ----            ----
Cash flow from operating activities
   Net loss for the period........................................................   $   (5,505)        $(2,494)

   Adjustments to reconcile net loss to cash used in operations
     Amortization & depreciation .................................................        1,004           2,114
     Changes in assets and liabilities
       In accounts receivable ....................................................          (34)            (78)
       In accounts payable .......................................................        1,161             108
       In other assets ...........................................................            1            --
       In accrued liabilities ....................................................           62            --
                                                                                        -------         -------
         Total adjustments .......................................................        2,194           2,144
                                                                                        -------         -------
              Net cash used in operating activities ..............................       (3,311)           (350)
                                                                                        -------         -------

Cash flow from investing activities
   Increase in capital assets ....................................................         (132)           (102)
                                                                                        -------         -------
            Net cash used in investing activities ................................         (132)           (102)
                                                                                        -------         -------

Cash flow from financing activities
   Net activity on line-of-credit ................................................            5            --
   Advances on notes receivable ..................................................          (21)           --
   Proceeds (payments) from long-term debt .......................................            1               5
   Proceeds (payments) from long-term debt - related party .......................          920            --
   Proceeds from issuance of share capital .......................................        2,623            --
   Advances to related parties ...................................................         (155)           --
   Advances from related companies ...............................................          130             308
   Change in deferred rent liability .............................................           (4)             (4)
                                                                                        -------         -------
            Net cash from financing activities ...................................        3,499             309
                                                                                        -------         -------

Effect of foreign currency translation on cash ...................................          (16)           --
                                                                                        -------         -------

Net increase (decrease) in cash ..................................................           40            (143)
                                                                                        -------         -------

Cash, beginning of period ........................................................           16             140
                                                                                        -------         -------

Cash, end of period...............................................................   $       56         $    (3)
                                                                                        =======         =======

          Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statement


                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of and relating to the three-month and six-month periods ended
                      June 30, 1999 and 2000, is unaudited)

1.   Description of Business

     Telemetrix Inc. and its subsidiaries (collectively, the "Company") offer wireless paging service, PCS service, wireless telemetry systems (hardware and software) and communications software and technology to telecommunications carriers and other businesses. Wireless telemetry involves the use of wireless devices for remote data collection, distribution and monitoring. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. Telemetry thus requires transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry applications include electric utilities, alarm companies and vending machine operations ("Telemetry Users"). Telecommunications carriers, such as Personal Communications Services ("PCS") carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant revenue source for wireless communication service providers.

     The Company was formed through a series of corporate combinations during 1999 involving Arnox Corporation (an inactive public corporation) and three private corporations:

     o On January 2, 1999, Telemetrix Resource Group Inc., a Colorado corporation ("TRG--USA"), acquired Telemetrix Resource Group Limited, a Nova Scotia corporation ("TRG--Canada"), from Hartford Holdings Ltd. ("HHL", TRG--Canada's sole shareholder), pursuant to a share exchange and plan of reorganization.

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

Through the Combination, the stockholders of WTC and TRG--USA received a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
               (continued) (Information as of and relating to the
                            three month periods ended
                      June 30, 1999 and 2000, is unaudited)


     After the Combination, the companies changed their names to reflect their complementary businesses:

     -- Arnox became Telemetrix Inc. ("Telemetrix"; "Arnox"; we use "Arnox" and "Telemetrix" for activities before and after, respectively, the Combination);

     -- TRG-US will become Telemetrix Solutions Ltd. ("Telemetrix Solutions"; for the collective activities of both TRG-US and TRG--Canada, we use "TRG" and "TSI" for activities before and after, respectively, the Combination);

     --   WTC   will   become   Telemetrix    Technologies   Inc.   ("Telemetrix
          Technologies";   we  use  "WTC"  and  "Telemetrix   Technologies"  for
          activities before and after, respectively, the Combination).

     Arnox was inactive prior to the acquisition of TRG on April 5, 1999. As a result of the Combination, Arnox's historical financial statements became those of TRG--Canada, as TRG--Canada's operations were the ongoing operations of the combined companies (Arnox, TRG--USA & TRG--Canada). Consequently, TRG--Canada is treated as the "predecessor" to Telemetrix.

     Except for the acquisition of WTC, all transactions comprising the Combination were accounted for as reverse acquisitions and no goodwill was recorded. Arnox's assets were recorded at carryover basis and no goodwill was recorded on the transaction. The Company accounted for the WTC acquisition as a purchase at fair value; these financial statements include the activity of WTC only from the acquisition date (i.e., from September 22-30, 1999).

2.   Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for June 30, 2000, include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries (Telemetrix Solutions and Telemetrix Technologies), while the consolidated unaudited financial statements for June 30, 1999, include only the activities of TRG because the Company accounted for the TRG combination as a continuation of interest.

     The results for three months and six months ended June 30, 2000, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements & footnotes included in the Company's 1999 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

     In Management's opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's financial position at June 30, 2000, and the results from operations for the three and six months ended June 30, 2000, and the cash flows for the six months ended June 30, 2000.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
               (continued) (Information as of and relating to the
                            three month periods ended
                      June 30, 1999 and 2000, is unaudited)


3.   Related Party Transactions

     HHL, the Company's largest shareholder, also controls Mondetta Telecommunications Inc., Web CCB Systems Inc., The Becker Group of Companies and Telemetrix Software Factory Inc. (collectively, "Affiliated Companies"). The Company advanced funds to certain Affiliated Companies and borrowed funds from HHL and other Affiliated Companies.

         Due from Related Companies

               Mondetta Telecommunications Inc. ................  $     7,000
               Web CCB Systems Inc. ............................       26,000
               Telemetrix Software Factory .....................      176,000
                                                                  -----------
                                                                  $   209,000
                                                                  ===========
         Due to Related Companies

               Telemetrix Software Factory .....................  $  (217,000)
               Becker Group of Companies .......................     (267,000)
                                                                  -----------
                                                                  $  (484,000)
                                                                  ===========

The amounts due from related companies are non-interest bearing and due on demand. The amounts due to related companies are due on demand bearing interest at U.S. prime.

     HHL is the Parent of WEB, BGC, and Telemetrix Software Factory Inc., while Mondetta is controlled by a relative of HHL's sole shareholder.

     The Company has a note receivable from the Telemetrix Software Factory, which matured May 1999. The outstanding balance at June 30, 2000, was $348,000. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

     In addition, the Company has a receivable from Mondetta of approximately $99,000 at June 30, 2000, for services rendered. The Company has a payable to Mondetta of approximately $23,000, at June 30, 2000 for rent and shared office expenses. An additional $20,000 is due to Telemetrix Software Factory for shared expenses at June 30, 2000.

4.   Commitments & Contingencies

     The Company contracted with a vendor for research and development of software to be used in the Company's telemetry technology. The total contract amount was $2 million and is payable as (a) certain milestones in the project are completed and (b) in the form of royalties until the total contract amount has been paid. During the quarter ended June 30, 2000, the Company paid $65,000 to the vendor.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
               (continued) (Information as of and relating to the
                            three month periods ended
                      June 30, 1999 and 2000, is unaudited)


     Manufacturing Design Agreements. The Company contracted with a third party for manufacturing design and implementation to be used in the Company's telemetry technology. At June 30, 2000, the Company had committed to pay $1,529,000, and had paid a total of $1.4 million. The balance is due upon completion of certain milestones.

     Legal Proceedings. The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company's consolidated and combined financial statements.

     Employment Contracts. The Company is party to several employment contracts. These contracts indicate that options to purchase 225,000 shares of the Company's common stock were granted at exercise prices ranging from $4.69 to $10.00. Legal counsel is currently reviewing these contracts.

     Borrowings. During the quarter, the Company drew on its line of credit with Valley Bank, Scottsbluff, Nebraska, for a total of $200,000. The Company also borrowed $716,000 from two principal shareholders at interest rates ranging from 9% to 11%. All funds will be used for the continuation of the development of the T3000 technology.

     Private Placement. During the quarter ended March 31, 2000, the Company successfully completed a private placement of common stock. The Company sold 101 Units, each Unit consisting of 12,500 shares of Telemetrix common stock and a warrant to purchase 6,250 shares of Telemetrix common stock, for approximately $2.5 million. The Company used the proceeds of this private placement for pre-manufacturing design, manufacturing and working capital.

     Conversion of Debt to Equity. On June 30, 2000, the Becker Group of Companies converted notes payable totaling $1.03 million (including principal & accrued interest) into 510,778 shares of common stock.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000


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

OVERVIEW. We offer telecommunications services and solutions for wireless telemetry to businesses and telecommunications carriers, utilizing wireless Personal Communications Services ("PCS"). We are developing the T3000 wireless telemetry product for data collection, system monitoring, and data distribution. The T3000 can be used in a wide variety of applications, such as automatic utility meter reading, home security, monitoring vending machines and other specialty applications. Our T3000 wireless telemetry system includes hardware (e.g., the COMM Center and Optical Reader), software, network monitoring services, and support services. We will provide each of these components of the T3000. We also provide wireless telecommunications services over our licensed wireless PCS and paging network (the "WTC Network"), which includes two separate wireless communication networks and the total coverage area encompasses portions of western Nebraska, northeastern Colorado and southeastern Wyoming. Telemetrix Solutions is located in Toronto and provides billing and customer management services for long distance carriers. Our operations consequently encompass research & development, product design, manufacturing, telecommunications services, data management and carrier support services. Management recently reviewed the business plan, decided to focus on the T3000 and downsized the Service Bureau operations.

     We entered the telecommunications industry through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group, Inc. ("TRG", now renamed Telemetrix Solutions, Inc.) and Tracy II Corporation d/b/a Western Total Communications ("WTC", to be renamed Telemetrix Technologies Inc.) See "Corporate History". Before the Combination (when the companies operated separately), the only significant business activity was the WTC paging operations. Otherwise, Arnox was inactive, WTC was inventing T3000 and TRG was just commencing operations. At this early stage for the various businesses, these constituent companies spent over $30 million to acquire products & equipment (billing support software, the T3000 technology, international patent filings and PCS Licenses) and then refine and ready those products for sale. Funding for these development activities was provided by the Company's principal stockholders through loans ($5.4 million) and equity contributions ($25.5 million). As TRG launched its services, it incurred additional costs to set up corporate infrastructure and hire operations staff. Since our Company, products and services are innovative and relatively unknown, our market development activities are creating awareness of our products and services. The Toronto-based Service Bureau (Telemetrix Solutions) has commenced regular operations, but the T3000 system and our other wireless communications services require further development.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000

     T3000. Telemetrix's immediate objective is transitioning T3000 into commercial design and production. We have been beta-testing the T3000 in western Nebraska for the past 18 months, and integrating the devices with the controlling software. We will soon execute Testing and Evaluation agreements in various locations including California, Florida, Minnesota and Nebraska. We also integrate a Telemetrix GSM-PCS radio module of our design and manufacture into the system and can add a "Subscriber Line Interface" for interconnecting the GSM-PCS radio module with household telephony wiring. Prototypes for the beta-testing now use Telemetrix GSM-PCS radio modules and pre-production circuitry. We have applied for the necessary type approvals, acceptances and certifications, such as FCC certification of the radio module, and demonstrate compliance with various technical standards (e.g., GSM, UL, ITU, ANSI). We have arranged commercial manufacturing processes and capability with industry-leading contractors and have identified and approved sources for components. We estimate that completing product development through commercial production will require approximately $8.0 million: $1.7 million for product development (both internal and by third parties), $1.0 million for technology licensing, $1.0 million for manufacturing, $1.8 million for development and testing applications, $0.9 million for testing & certification and $2.0 million for working capital. We have commercial orders for delivery in October 2000. This following schedule illustrates our product development activities. 2000

                                             2000
 Jan.     Feb.    March    April    May     June     July     August    Sept.   Oct.
           |                 |               |        |         |               |
           |                 |               |        |         |               |
 Beta-testing on WTC Network |               |        |         |          Begin volume production
         Software integration & development  |        Build first production units.
                                             FCC/GSM certification.


     After initial GSM deployment, T3000 development will focus on integrating other wireless technologies (CDMA & TDMA) to expand the coverage both in North America and around the world. Future T3000 enhancements provides additional applications, which can be quickly and easily integrated in the T3000.

     Wireless Services. Our wireless communications services currently consist of paging operations in Nebraska, Colorado and Wyoming over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $30,000 in monthly revenue. Prior to 1997, monthly revenue was approximately $40,000, but WTC has concentrated on developing T3000, which sharply curtailed marketing of the paging operations and resulted in lower revenue. Also, the market penetration and decreasing subscriber cost of cellular service has affected the paging industry. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. Testing is underway, and we hope to commence commercial PCS operations in mid to late 2000.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000

     Service Bureau. TRG acquired its TRACCS software in April 1998, and completed development of that software ("Billing Software") in third quarter 1998. TRG began Service Bureau customer care operations (where TRG performs customer management services for long distance carrier customers) in late 1998. For Service Bureau activities, we charge a fee of 3%-5% of the customer's invoiced revenue (lower than the customary 4%-6% fee for telecommunications billing services). However, we are de-emphasizing the Service Bureau, so its activities will diminish during the next few quarters.

DESCRIPTION OF FINANCIAL COMPONENTS

Revenue and Cost of Sales: The following chart summarizes the anticipated components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

Activity                              Revenue Source              Costs of Sales (excluding depreciation)
--------                              --------------              --------------------------------------

Service Bureau                        Service Bureau              Compensation for Service
                                      Consulting income           Representatives & fulfillment charges

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

Operating Expenses. As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, pre-production, license and general & administrative costs. When we launch products and services, then sales & marketing expenses substantially increase, while research & development, pre-production and license costs decrease. After sales of products and services reach "regular" levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative. Since we are still in the initial stages of our business plan, we believe that operating expenses, particularly for wireless telemetry and wireless telecommunications, will continue to increase during the next year as we continue research & development, pre-production manufacturing and expanding our operations.

     Research  &  Development.   Our  research  &  development  activities  will
     principally focus on completing T3000 for general release in 2000. We expect research & development always will constitute a significant operating expense because we must continually enhance and upgrade our products & services. For example, we must enhance T3000 to integrate other wireless technologies such as TDMA and CDMA. We expect to spend about $2.4 million for those related research & development costs.

     Capital Expenditures. The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center ("T--NOC"). The T--NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000. We estimate that deployment of the T--NOC could require a total of $2.6 million.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000


     Licensing. Some products and services utilize the intellectual property of other parties, which may requires us to pay license fees. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their GSM-PCS 1900 radio design and a royalty to The Technology Partnership ("TTP") to use their GSM protocol software in that embedded radio. We also must reserve funds to pay licenses on "essential patents" on the GSM radio and protocols, which is a standard practice in the industry.

     Pre-Production. Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association ("CSA") and GSM standards organizations, to prove that our T3000 device complies with standards for electronic emissions, safety and system interoperability. Principal pre-production expenses are the costs incurred to develop manufacturing processes & custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. We expect to spend about $900,000 for pre-production and compliance testing costs.

     Sales & Marketing. Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company, products and services are innovative and relatively unknown, we must conduct considerable initial marketing to create awareness of our products and services.

     Manufacturing. The largest manufacturing expense will be carrying manufactured equipment & component inventory on the T3000 units. Since T3000 will include some specific use customized components, we must commit to large volume purchases to ensure timely delivery and to lower costs. In a similar manner, large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties manufacture the T3000 units for us. We anticipate building to both inventory and actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. We will maintain an inventory of finished products to ensure a reliable flow of T3000 units to customers. We expect to spend about $3.6 million for inventory costs during the second year of T3000 sales.

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

Depreciation and Amortization. These non-cash expenses include depreciation of tangible property, networks and equipment plus amortization of intangible assets (such as FCC Licenses and patents) and goodwill. The goodwill resulted from our acquisition of WTC and therefore should not increase. Depreciation will increase due to the increase in capital equipment needed for the T--NOC.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000

Interest Expense. Interest expense includes interest incurred from debt. Our principal interest expense results from amounts we borrowed from our principal shareholders, which incur interest at annual rates ranging from 7.5% to 9.5%.

RESULTS OF OPERATIONS

Three & six months ended June 30, 2000, compared to the three & six months ended June 30, 1999

     During the quarter ended June 30, 2000 ("Recent Quarter") and the six months ended June 30, 2000 ("Recent Period"), our prime focus was manufacturing design, testing and pre-production manufacturing of the T3000 technology. With our decision to focus on the T3000, we are downsizing the Service Bureau operations. During the quarter ended June 30, 1999 ("Prior Quarter") and the six months ended June 30, 1999 ("Prior Period"), TRG began marketing Billing Software licenses and Service Bureau operations. All significant intercompany transactions and balances have been eliminated.

     The following discussion contains only minimal comparisons between the Recent Quarter & Period (collectively, "Latest Periods") and the Prior Quarter & Period (collectively, "Past Periods"). The financial statements for the Past Periods include only TRG because WTC was not acquired until September 1999; however, the financial statements for the Latest Periods include Telemetrix, TSI and Telemetrix Technologies. Since the Past Periods did not include any operations of WTC, the results of operations for the Latest Periods are not comparable to the Past Periods. We expect that this situation will continue until first quarter 2001, when both periods being compared will contain WTC's operations.

     Revenue totaled $180,000 & $361,000 during the Latest Period (Recent Quarter & Recent Period, respectively) compared to $499,000 during both Past Periods; this decrease primarily results from our decision to de-emphasize the Service Bureau and reduced paging revenues. During the Latest Periods, we received $68,000 & $142,000 from equipment sales & rentals and $112,000 & $219,000 from Service Bureau clients. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

     Operating expenses were $3.1 million & $5.5 million during the Latest Periods. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, marketing and sales expense for the T3000 and the operations of the Service Bureau.

          Costs of Revenue was approximately $59,000 & $122,000 for the Latest Periods. These expenses primarily consist of salaries and wages for the sales staff.

          Research & Development expenses were approximately $1.7 million & $2.7 million for the Latest Periods. The primary component of this expense is the $1.4 million paid to an outside company for manufacturing design & pre-manufacturing setup costs for the T3000. Additionally, two other companies were paid for software licensing and development of the wireless GSM-related technology used by the T3000. We expect licensing fees to increase when we commence producing and selling the T3000. Research & development expenses will continue to be substantial until the third quarter of 2000.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000


          Manufacturing expenses were not incurred during the Latest Periods or the Past Periods. We will start incurring manufacturing expenses for the T3000 in the third quarter of 2000.

          Selling, General & Administrative expenses were $1.4 million & $2.7 million for the Latest Periods. The primary component of the SG& A expense is depreciation and amortization; $1.0 million & $2.1 million for the Latest Periods. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $2.7 million SG&A expenses for the Prior Period were primarily salaries in the Service Bureau operations and the amortization of the Billing Software (which we wrote off in late 1999).

     Interest expenses were $186,000 & $325,000 for the Latest Periods. This expense represents primarily the interest charges on related party loans, principally the loans from HHL. Interest expense for the Prior Period was $53,000, which also was interest on loans from HHL.

     Net loss. We reported a net loss of $3.1 million & $5.5 million for the Latest Periods. The principal components of this net loss were the research & development expense for the T3000 as well as operating costs. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, we recorded a valuation allowance against its total net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES. TRG's principal stockholders have financed our activities through loans (approximately $7.7 million) and equity contributions ($37.0 million). The Service Bureau operations have also provided some funding for operations and development. During the Recent Period, we used $3.3 million in cash for operations, primarily research & development. We used $121,000 of cash for investment purposes primarily to develop WTC's PCS network in western Nebraska. During the Recent Period we generated cash flow from financing activities of $3.5 million. During the Recent Period, we completed a private placement of Shares that raised proceeds of $2.5 million, which we are using for developing the T3000 technology and for working capital. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. We are also pursuing additional lines of credit and other debt financing. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000


FUNDING   REQUIREMENTS.   In  order  to  pay  operating   expenses  and  achieve
self-sustaining operations, we expect to require substantial funding during the next two years of approximately $25.0 to $30.0 million. We will need funds for:

          Research and Development projects include completing the T3000 system, particularly a data solution for the utility markets and the integration of other PCS radio technologies to expand the potential markets for the T3000 product. We estimate that our research and development activity over the next two years will require $2.4 million.

          Working Capital. As demand for the T3000 product grows, we must build an inventory of equipment to allow for load balancing the manufacturing demand while maintaining a short delivery period. This inventory will also serve as a supply of spare units to cover immediate shipment for warranty purposes. We also will need working capital (between $10-$15 million) for developing our corporate infrastructure and paying T3000 marketing costs.

          Manufacturing capacity. Projected demand growth of T3000 units will require additional manufacturing capacity. We expect to contract with an outside vendor for the manufacturing of the hardware, licensing of the software and the compliance testing, at an expected cost of $7.0 million.

          T3000 Network Operation Center. Capital will be required to equip the T--NOC. The T--NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies). We estimate that deployment of the T--NOC will require $2.6 million.

          Repay Loans from Related Parties. We plan to repay loans from related parties as soon as sufficient funding becomes available. The expected amount of loans that will be repaid is $3.0 million.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         There are no pending legal proceedings against Registrant.

Item 2. Changes in Securities and Use of Proceeds.

     (a)  Not Applicable.

     (b)  Not Applicable.

     (c) Issuance of Unregistered Securities. The following table summarizes all securities that we issued or sold during the quarter ended June 30, 2000, in unregistered offerings:

                                                                                       Deemed Per
          Date       Title of Security    Amount   Class of Purchaser    Exemption     Share Price   Proceeds
          ----       -----------------    ------   ------------------    ---------     -----------   --------
          6/30/00    Common Stock(1)      510,778  Accredited Investor   Sec. 4(2)    $1.50-$3.02(2) $1,029,278
          5/01/00    Options(3)           300,000  Affiliates            Sec. 4(2)    $4.69-$10.00(4)     --

         --------------------
              1  Conversion of existing debt into Common Stock.
              2 The deemed per-Share prices reflect the trading price for the Common Stock when the loans were originally made.
              3 Options to Officers & Directors pursuant to Company's Stock Option Plan.
              4 Trading price of the Common Stock on date the Options were issued.

     (d)  Not Applicable.

Item 3. Defaults Upon Senior Securities.

     (a)  Not Applicable.

     (b)  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted for a vote of Security Holders.

Item 5. Other Information

     In May 2000, Registrant executed a Teaming Agreement with Ericsson Messaging Systems Inc. Under that agreement, Registrant and Ericsson may refer customers to the other party and may submit proposals incorporating products and services of both companies. The agreement also specifies procedures when submitting joint bids or when a party provides products & services to the other party.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          (10)  Material Contracts.

                (10.1) Teaming Agreement dated May 2000, between Registrant and Ericsson Messaging Systems Inc.

                (27)    Financial Data Schedules.

     (b) Reports on Form 8-K. On April 20, 2000, Registrant filed a Current Report on SEC Form 8-K that further amended its previous reports filed March 8, 2000 and amended March 21, 2000, which reported:

               Item 4: Changes in the Company's Certifying Accountants (see
                       Item 8 above).

               The March 8, 2000, report explained that during the two most recent fiscal years and subsequent interim periods preceding the change in Auditors, the Company and the former Auditors did not disagree on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure that would have caused the former Auditors to refer to the subject matter of the disagreement(s) in connection with their report. The former Auditors' reports on the financial statements of Arnox, TRG and WTC for the past two years contained only a modification of their opinion as to the Company's ability to continue as a "going concern". The Company previously reported the change in Auditors on SEC Form 8-K and requested comments from the former Auditors. In their letters addressed to the SEC, the former Auditors did not disagree with the Company's disclosure.

               The March 21, 2000, and April 20, 2000, amendments included the comment letters from the former certifying accountants.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TELEMETRIX INC., a Delaware corporation

August 11, 2000                          By:        /S/ JAMES DOYLE
                                              ----------------------------------
                                              James Doyle
                                              Signing for Registrant and as
                                              Chief Financial Officer

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
     Quarterly Report on SEC Form 10-QSB for the Quarter ended June 30, 2000



               INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

                                                                         Exhibit
Exhibit                                                                  Page
-------                                                                  -------

 (10)     Material Contracts

          (10.1)  Teaming Agreement dated May 2000, between Registrant and
                  Ericsson Messaging Systems Inc. ........................... 2

 (27)     Financial Data Schedule ........................................... 7