Form 10QSB
period 2000-09-30
TELEMETRIX INC
filed 2000-11-14
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 2000



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



On September 30, 2000, Registrant had 16,230,165 issued and outstanding common shares.

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

Item 2.    Management's Discussion & Analysis of Financial Condition and
           Results of Operations............................................. 11

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 19
Item 2.    Changes in Securities and Use of Proceeds......................... 19
Item 3.    Defaults Upon Senior Securities................................... 19
Item 4.    Submission of Matters to a Vote of Security Holders............... 19
Item 5.    Other Information................................................. 19
Item 6.    Exhibits and Reports on Form 8-K.................................. 20
SIGNATURES .................................................................. 21

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

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Information as of September 30, 2000, is unaudited)

                                                                                            Sept. 30     December 31
                                                                                              2000          1999
                                     ASSETS                                                 ---------     -----------

Current assets:
   Cash.................................................................................$        160    $     16
   Accounts receivable, net of allowance for doubtful accounts ..........................        135         259
   Note receivable-- related party ......................................................        363         348
   Due from related companies ...........................................................        223          54
   Prepaid expenses .....................................................................         22           3
                                                                                            --------    --------
      Total current assets ..............................................................        903         680

Property & equipment, net ...............................................................      1,671       2,317
Investments - Restricted ................................................................        562
Intangibles and other assets.............................................................      7,975       8,545
                                                                                            --------    --------

         Total assets...................................................................$     11,111    $ 11,542
                                                                                            ========    ========

                  LIABILITIES & STOCKHOLDERS' (EQUITY) DEFICIT

Current liabilities
   Line of credit.......................................................................$        200    $    195
   Accounts payable .....................................................................      2,033         709
   Accrued expenses .....................................................................        757       1,264
   Due to related companies .............................................................        480         354
   Current portion-- long term debt-- related parties ...................................        --        2,157
   Current portion of long term debt ....................................................        202           8
                                                                                            --------    --------

     Total current liabilities ..........................................................      3,672       4,687
                                                                                            --------    --------

Deferred rent liability .................................................................        --          130
Long term debt ..........................................................................      1,844         836
Long term debt-- related party ..........................................................        947       4,588
                                                                                            --------    --------
     Total long-term liabilities ........................................................      2,791       5,554
                                                                                            --------    --------
       Total Liabilities ................................................................      6,463      10,241
                                                                                            --------    --------

Stockholders' equity (deficit):
   Common stock .........................................................................         16          13
   Additional paid-in capital ...........................................................     44,289      33,466
   Foreign currency translation .........................................................        (13)         31
   Retained earnings (deficit) ..........................................................    (39,644)    (32,209)
                                                                                            --------    --------
       Total Stockholders' Equity (deficit) .............................................      4,648       1,301
                                                                                            --------    --------

            Total Liabilities and Stockholders' Equity (deficit)........................$     11,111    $ 11,542
                                                                                            ========    ========

          Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
      (Information relating to the three-month and nine-month periods ended
                    September 30, 1999 and 2000 is unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                        2000               1999            2000            1999
                                                        ----               ----            ----            ----
Revenue:
   Equipment sales & rental .....................   $         71    $          1    $        213    $       --
   Service income ...............................             81           1,017             300           1,985
                                                    ------------    ------------    ------------    ------------

       Total revenue ............................            152           1,018             513           1,985
                                                    ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue ..............................             22            --               143            --
   Research & development .......................            735           5,081           3,427           5,393
   Selling, general & administrative ............          1,334           3,026           4,008          14,244
                                                    ------------    ------------    ------------    ------------
       Total operating expenses .................          2,091           8,107           7,578          19,637
                                                    ------------    ------------    ------------    ------------

 Net loss from operations .......................         (1,939)         (7,089)         (7,065)        (17,652)
                                                    ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) ....................             55             101             380             289
   Other expense (income) .......................              5             (91)            (10)             16
                                                    ------------    ------------    ------------    ------------
       Total other expense (income) .............             60              10             370             305
                                                    ------------    ------------    ------------    ------------

Net (loss) ......................................   $    (1,999)    $     (7,099)   $     (7,435)   $   (17,957)
                                                    ============    ============    ============    ===========


Weighted average shares outstanding
      during period ..............................    14,826,258       5,214,201      13,966,434       8,039,800

Loss per share ..................................   $      (0.13)   $      (1.36)   $      (0.53)   $      (2.23)
                                                    ============    ============    ============    ============

 Financial data was rounded to the nearest thousand dollars (except per share data).
              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Information relating to the nine month periods ended September 30, 1999 and 2000 is unaudited) See note 4.

                                                                                             Nine  Months
                                                                                          Ended September 30,
                                                                                         --------------------
                                                                                           2000        1999
                                                                                           ----        ----
Cash flow from operating activities
   Net loss for the period.........................................................   $  (7,435)   $(17,957)

   Adjustments to reconcile net loss to cash used in operations
     Amortization & depreciation ...................................................      1,565       6,413
     Changes in assets and liabilities
       In accounts receivable ......................................................        124        (763)
       In accounts payable .........................................................      1,324       1,245
       In other assets .............................................................        (19)       --
       In other liabilities ........................................................       --           864
       In accrued liabilities ......................................................        119        --
                                                                                       --------    --------
         Total adjustments .........................................................      3,113       7,759
                                                                                       --------    --------
              Net cash used in operating activities ................................     (4,322)    (10,198)
                                                                                       --------    --------

Cash flow from investing activities
   Investment in subsidiaries and Wireless .........................................       --          (215)
   Increase in intangibles .........................................................       --        (9,424)
   Increase in capital assets ......................................................       (282)     (2,471)
                                                                                       --------    --------
            Net cash used in investing activities ..................................       (282)    (12,110)
                                                                                       --------    --------

Cash flow from financing activities
   Net activity on line-of-credit ..................................................          5        --
   Advances on notes receivable - related party ....................................        (15)       --
   Proceeds (payments) from long-term debt .........................................      1,107        --
   Proceeds (payments) from long-term debt - related party .........................         49        --
   Proceeds from issuance of share capital .........................................      3,689      18,973
   Advances to related parties .....................................................       (169)       --
   Advances from related companies .................................................        126       3,389
                                                                                       --------    --------
            Net cash from financing activities .....................................      4,792      22,362
                                                                                       --------    --------

Effect of foreign currency translation on cash .....................................        (44)       --
                                                                                       --------    --------

Net increase (decrease) in cash ....................................................        144          54
                                                                                       --------    --------
Cash, beginning of period ..........................................................         16         112
                                                                                       --------    --------

Cash, end of period................................................................   $     160    $    166
                                                                                       ========    ========

          Financial data was rounded to the nearest thousand dollars.
              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of and relating to the three-month and nine-month periods ended
                   September 30, 1999 and 2000, is unaudited)

1.   Description of Business

     Telemetrix Inc. offers wireless telemetry systems (hardware and software), communications software and technology to telecommunications carriers, private businesses and commercial entities that utilize wireless telemetry. Those companies include gas and electric distribution companies, cities, municipalities, private commercial enterprises and a complete range of remote monitoring, remote control, security and alarm type businesses ("Telemetry Users"). Wireless telemetry uses wireless devices and transmissions for remote data collection, distribution and monitoring. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner's monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck's itinerary. Telemetry thus requires transceiver devices, transmission services, central control devices and management software. Personal Communications Services ("PCS") carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications companies and providers are especially suitable for telemetry applications. Telemetrix Inc. wireless telemetry hardware, software and collection methods thus present new and potentially significant revenue sources for wireless communication service providers. Additionally, through its subsidiary, the Company offers wireless paging service and PCS to businesses and individuals.

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

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continuted) (Information as of and relating to the three-month and nine-month periods ended
                   September 30, 1999 and 2000, is unaudited)

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

       -- TRG-US became Telemetrix Solutions Ltd. ("Telemetrix Solutions"; for the collective activities of both TRG-US and TRG--Canada, we use "TRG" and "TSI" for activities before and after, respectively, the Combination);
       -- WTC became Telemetrix Technologies Inc. ("Telemetrix Technologies"; we use "WTC" and "Telemetrix Technologies" for activities before and after, respectively, the Combination).

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

2.   Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for September 30, 2000, include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries (Telemetrix Solutions and Telemetrix Technologies), while the consolidated unaudited financial statements for September 30, 1999, include only the activities of TRG.

     The results for three months and nine months ended September 30, 2000, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements & footnotes included in the Company's 1999 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continuted) (Information as of and relating to the three-month and nine-month periods ended
                   September 30, 1999 and 2000, is unaudited)

     In Management's opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's financial position at September 30, 2000, and the results from operations for the three and nine months ended September 30, 2000, and the cash flows for the nine months ended September 30, 2000.

3.   Related Party Transactions

     HHL, the Company's largest shareholder, also controls Mondetta Telecommunications Inc., Web CCB Systems Inc., The Becker Group of Companies and The Software Factory Inc. (collectively, "Affiliated Companies"). The Company advanced funds to certain Affiliated Companies and borrowed funds from HHL and other Affiliated Companies.

                                 (in thousands)
       Due from Related Companies

             Mondetta Telecommunications Inc.......................  $    10
             Tracy Broadcasting....................................        8
             Web CCB Systems Inc...................................       27
             The Software Factory..................................      178
                                                                     -------
                                                                     $   223
                                                                     =======
       Due to Related Companies

             The Software Factory..................................  $   185,000
             Becker Group of Companies.............................      295,000
                                                                     -----------
                                                                     $   480,000
                                                                     ===========

     HHL is the Parent of WEB, BGC, and The Software Factory Inc., while Mondetta is controlled by a relative of HHL's sole shareholder.

     The Company has a note receivable from The Software Factory, which matured May 1999. The outstanding principal balance at September 30, 2000, was $348,000. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

     In addition, the Company has a receivable from Mondetta of approximately $44,000 at September 30, 2000, for services rendered. The Company has a receivable from Mondetta of approximately $10,000, at September 30, 2000 for rent and shared office expenses. An additional $185,000 is due to Telemetrix Software Factory for shared expenses at September 30, 2000.

4.  Supplemental Disclosure of Cash Flow Information

     Total cash paid for interest for the nine months ended September 30, 2000 was $90,000. Non-cash investing and financing activities included: During the three months ended September 30, 2000, the Company issued 50,000 shares of stock to accredited investors in exchange for investment banking services. Additionally the Company issued 300,000 shares to accredited investors as part of a convertible debenture offering. Finally, on September 30, 2000 the Company issued 1,177,240 shares of stock in a conversion of existing debt.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continuted) (Information as of and relating to the three-month and nine-month periods ended
                   September 30, 1999 and 2000, is unaudited)


5.   Commitments & Contingencies

     The Company contracted with a vendor for research and development of software to be used in the Company's telemetry technology. The total contract amount was $2 million and is payable as (a) certain milestones in the project are completed and (b) in the form of royalties until the total contract amount has been paid. During the quarter ended September 30, 2000, the Company paid $36,000 to the vendor.

         Manufacturing Design Agreements. The Company contracted with Plexus Corporation for manufacturing design and implementation to be used in the Company's telemetry technology. At September 30, 2000, the Company had committed to pay $2.2 million and had paid a total of $1.8 million. The balance is due upon completion of certain milestones.

         Legal Proceedings. The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company's consolidated and combined financial statements.

          Employment Contracts. The Company is party to several employment contracts. These contracts indicate that options to purchase 225,000 shares of the Company's common stock were granted at exercise prices ranging from $4.69 to $10.00

         Borrowings. The Company has drawn on its line of credit with Valley Bank, Scottsbluff, Nebraska, for a total of $200,000. The Company also borrowed $907,000 from two principal shareholders at interest rates ranging from 9% to 11%. All funds will be used for the continuation of the development of the T3000 technology and for working capital.

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

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continuted) (Information as of and relating to the three-month and nine-month periods ended
                   September 30, 1999 and 2000, is unaudited)


          Conversion of Debt to Equity. On June 30, 2000, the Becker Group of Companies converted notes payable totaling $1.03 million (including principal and accrued interest) into 510,778 shares of common stock. On September 30, 2000, Hartford Holdings converted notes payable totaling $6.47 million (including principal and accrued interest) into 1,177,240 shares of common stock

          Convertible Debentures. On September 8, 2000, the Company completed a $1.2 million placement of Convertible Debentures. The Debentures mature on December 31, 2001 and bear an interest rate of 6% per annum, compounded semi-annually. Interest will accrue but not be paid until redemption or repayment.

          In conjunction with issuance of the debentures, the note holders received 300,000 shares of common stock which have been deferred as debt issuance costs. The shares were valued at market and will be recognized as interest expense over the life of the debenture.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

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

OVERVIEW. The Company received patents on January 11, 2000, for our method and system of using the short message service portion of digital communications systems to transmit telemetry data. This technology allows data to be sent over the existing communications systems, without affecting the overall voice and data capacity of the system. This technology does not require any modification, alteration or other changes to the communications network hardware or software. We have developed the PCS e-Telemetry Data products, which consist of hardware and software for data collection, data distribution, and system monitoring. The T3000 can be used in a wide variety of applications, including automatic utility meter reading, home security, monitoring vending machines and other specialty applications. Our T3000 PCS telemetry system includes hardware (e.g., the CommCenter and Optical Reader), software, network monitoring services, and support services.

We provide all of the components of the T3000. We also provide wireless telecommunications services over our licensed wireless PCS and paging network (the "WTC Network"), which includes two separate wireless communication systems. The total coverage area encompasses portions of western Nebraska, northeastern Colorado and southeastern Wyoming. Our operations consequently encompass research & development, applications development, product design, manufacturing, training, installation support and management, telecommunications services, data management and carrier support services.

     T3000. Telemetrix is transitioning T3000 into commercial production and is currently conducting testing and evaluation programs with several utility-based commercial clients and is currently establishing the marketing and distribution network. We have beta-tested the T3000 in western Nebraska for the past 27 months, and are designing the hardware and software that integrate the system and the Management and Information Points ("MIPs"). We have executed Testing and Evaluation agreements in California, Florida, Minnesota, Virginia Washington and Nebraska. We use a Telemetrix GSM-PCS radio module of our design and manufacture. We can add a "Subscriber Line Interface" for interconnecting the T3000 GSM-PCS radio module with existing household telephony wiring. We also have applied for the necessary type approvals, acceptances and certifications, such as FCC certification of the radio module, and demonstrate compliance with various technical standards (e.g., GSM, UL, ITU, ANSI). In August 2000, we received notification of GSM certification for our GSM-PCS radio module. We have contracted with Plexus Corporation for commercial manufacturing and have

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000 identified and approved sources for components. All vendors and manufacturers are ISO 9001 compliant. We estimate that completing product development through commercial production will require a total amount of approximately $11.0 million: $1.7 million for product development (both internal and by third parties), $1.0 million for technology licensing, $1.0 million for manufacturing, $1.8 million for development and testing applications, $0.9 million for testing & certification, $2.6 million for the Network Operations Center and $2.0 million for working capital. We have commercial orders for delivery in December 2000. This following schedule illustrates our product development activities.

                                             2000                      2001
 June     July     August    Sept.   Oct.    Nov.    Dec.              Jan.      Feb.
 |         |              |          |                |               |      |
           |                         | Begin volume production        |      |
 Software integration & development  |                                |  Implement Managed Services
                      FCC/GSM certification.                  Begin volume installations


     In year 2001, we expect to integrate TDMA wireless hardware and technology into T3000, which will expand the available market coverage primarily in North and South America and other international markets. Concurrent future T3000 enhancements will provide CDMA wireless transmission technology, Bluetooth capability and other advanced communication capabilities. Because of the modular construction and design of the T3000 these features and enhancements should be quickly and easily integrated into the hardware and software products.

     Wireless Services. Our wireless communications services currently consist of paging operations in Nebraska, Colorado and Wyoming over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $30,000 in monthly revenue. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. PCS network testing is underway, and we hope to commence commercial PCS operations in first quarter 2001. The PCS network has been used for the past 27 months as a research and development facility for the development of the T3000 hardware and software.

     Service Bureau. TRG acquired the TRACCS software in April 1998, and completed software development ("Billing Software") in the third quarter 1998. TRG began Service Bureau customer care operations (where TRG performs customer management services for long distance carrier customers) in late 1998. The service bureau company faced strong competition during 1999 and therefore did not obtain the forecasted number of contracts and resultant revenues. During first quarter 2000, management reviewed the operations of the Service Bureau and determined that those operations and the ultimate direction of TRG did not fit the Company's business plan. During the second and third quarter, the Company actively sought a buyer for the Service Bureau and in August 2000, we sold the assets of the Service Bureau operations. This sale reduced our monthly operating overhead, eliminate the deficits created by this operation, focus on our core competencies and redirect management and operation's efforts to commercializing and deploying of the T3000 system.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

DESCRIPTION OF FINANCIAL COMPONENTS

Revenue and Cost of Sales: The following chart summarizes the anticipated components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

Activity                              Revenue Source              Costs of Sales (excluding depreciation)
--------                              --------------              ---------------------------------------
Service Bureau                        Service bureau              Compensation for Service
(Sold in August 2000)                 Consulting income           Representatives & fulfillment charges

Wireless telecommunications           PCS services                Carrier settlements for airtime charges
                                      Equipment sales             Equipment costs
                                      Paging services             Operating overhead
                                      Paging equip. sales         Equipment costs

Wireless Telemetry
                                      T3000 equipment sales       Manufacturing costs; license fees
                                      T3000 software sales        License fees

Managed Services                      Monthly active port fee
                                      Short message fee           Carrier settlements for airtime charges
                                      System sales                Hardware and software costs

Operating Expenses. Our operating expenses consist principally of research & development, marketing, pre-production, license and general & administrative costs. Upon launching products and services, sales & marketing expenses will substantially increase, while research & development, pre-production and license costs gradually and moderately decrease. After sales of products and services reach forecast levels, the principal operating expenses will be sales & marketing, manufacturing, general & administrative, research & development and operation costs for managed services and application services.

     Research & Development and Application Development. Our research & development activities principally focus on commercialization of the T3000 system. Research & development always constitutes a significant operating expense and will continue to do so. We must enhance T3000 through the integration of new wireless technologies such as Bluetooth, and enhancements to GSM, TDMA and CDMA. Application development resources will be increased as the T3000 technology is adapted to specific customer requirements. We expect to spend about $2.4 million for those related research & development costs during 2001.

     Capital Expenditures. A significant capital expenditure will be deploying and equipping the T3000 Network Operation Center ("T-NOC"). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users (customers) of T3000. We will implement a Telemetry Services Operation Center (T-SOC), which will include the T-NOC and a Customer Service Center. We estimate that the deployment of the T-NOC could require as much as $2.6 million. In addition to the T-NOC and T-SOC, we will acquire an Ericsson Short Message Service Center (eSMSC), which will allow the short messages from the T3000 to be exchanged with the T-NOC. We estimate the cost of the eSMSC at approximately $600,000.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

     T-NOC and T-SOC Operation. The expenses to deploy and operate the Telemetry Services Operation Center and the Telemetrix Customer Service Centers include customer service representatives, network managers, hardware and software technicians and management for this 7/24 customer service and telemetry service facility.

     Licensing. Some products and services utilize the intellectual property of other parties, which may require us to pay license fees. Such license fees are payments, continuing royalties or both. We expect to spend about $900,000 for pre-production and compliance testing costs.

     Sales & Marketing. Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses and advertising. Since our Company, products and services are innovative and relatively unknown, we must conduct considerable initial marketing to create awareness of our products and services. The development of a marketing organization, sales organization and associated support is anticipated to cost approximately $750,000 over the next year, which includes trade show expense, staff salaries, benefits and travel expenses.

     Manufacturing. T3000 includes some specific use customized components; we must commit to large volume purchases, and in some cases make advance payment for critical components to ensure timely delivery and to control costs. We estimate inventory costs to amount to $3.6 million during the second year of T3000 sales. Inventory costs include substantially completed T3000 units waiting for final assembly prior to installation at the customers' locations

     General & Administrative. General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, non-capitalized research & development, general corporate and administrative expenses. As the size and scope of our business grow, we will expand our corporate and administrative staff.

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

RESULTS OF OPERATIONS

Three & nine months ended September 30, 2000, compared to the three & nine months ended September 30, 1999

     During the quarter ended September 30, 2000 ("Recent Quarter") and the nine months ended September 30, 2000 ("Recent Period"), our prime focus was manufacturing design, testing and pre-production manufacturing of the T3000 technology while working to sell the billing software asset of Telemetrix
Solutions and create an orderly transition for the employees that were associated with that division. All significant intercompany transactions and balances have been eliminated.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

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

     Revenue totaled $152,000 & $513,000 during the Latest Periods (Recent Quarter & Recent Period, respectively) compared to $1.0 million and $2.0 million during both Past Periods; this decrease primarily results from our decision to de-emphasize the Service Bureau and reduced paging revenues. During the Latest Periods, we received $71,000 & $213,000 from equipment sales & rentals and $81,000 & $300,000 from Service Bureau clients. We expect revenue to increase substantially upon launch of the T3000 system.

     Operating expenses were $2.1 million & $7.6 million during the Latest Periods. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, amortization of goodwill resulting from the acquisition of WTC, and the operations of the Service Bureau.

         Costs of Revenue was approximately $22,000 & $143,000 for the Latest Periods. These expenses primarily consist of the costs of the equipment sold and salaries and wages of employees related to the sales.

         Research & Development expenses were approximately $735,000 & $3.4 million for the Latest Periods. The primary component of this expense is the $2.2 million to Plexus Corporation for manufacturing design & pre-manufacturing setup costs for the T3000. Additionally, two other companies were paid for software licensing and development of the wireless GSM-related technology used by the T3000. Licensing fees will increase upon production of the T3000. Research & development expenses will continue to be substantial through the fourth quarter of 2000.

         Manufacturing expenses were not incurred during the Latest Periods or the Past Periods. We will incur manufacturing expenses for the T3000 in the fourth quarter of 2000.

         Selling, General & Administrative expenses were $1.3 million & $4.0 million for the Latest Periods. The primary component of the SG&A expense is depreciation and amortization; $0.6 million & $1.6 million for the Latest Periods. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $14.2 million SG&A expenses for the Prior Period were primarily salaries in the Service Bureau operations and the amortization of the Billing Software (which was written off in late 1999).

     Interest expenses were $55,000 & $380,000 for the Latest Periods. This expense represents primarily the interest charges on related party loans, including loans from HHL. The HHL loans were converted to equity. Interest expense for the Prior Period was $289,000, also interest on loans from HHL.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

     Net loss. We reported a net loss of $2.0 million & $7.4 million for the Latest Periods. The principal components of this net loss were the research & development expense for the T3000 as well as operating costs. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

LIQUIDITY AND CAPITAL RESOURCES. During the Latest Period, we used $5.1 million in cash for operations, primarily research & development. We used $282,000 of cash for investment purposes primarily to develop WTC's PCS network in western Nebraska. During the Latest Period we generated cash flow from financing activities of $5.5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

FUNDING   REQUIREMENTS.   In  order  to  pay  operating   expenses  and  achieve
self-sustaining operations, we expect to require substantial funding during the next two years of approximately $10 to $12 million. We will need funds for:

         Research and Development projects include expanding the capabilities of the T3000 system, particularly the integration of other PCS radio technologies to expand the potential markets. We estimate that our research and development activity over the next two years will require $2.4 million.

         Working Capital. As demand for the T3000 product grows, we must build an inventory of equipment to allow for load balancing the manufacturing demand while maintaining a short delivery period. This inventory will also serve as a supply of spare units to cover immediate shipment for warranty purposes. We also will need working capital (between $2 - 5 million) for developing our corporate infrastructure and paying T3000 marketing costs.

         Manufacturing capacity. Projected demand growth of T3000 units will require additional manufacturing capacity. We will contract with outside vendors for manufacturing, licensing of the software and the compliance testing, at an expected cost of $2.0 million.

          T3000 Network Operation Center. Capital will be required to equip the T-NOC and T-SOC. We estimate that deployment of the T-NOC and T-SOC will require $2.6 million.

         Repay Loans from Related Parties. We plan must repay loans from related parties as soon as sufficient funding becomes available. The expected amount of loans that will be repaid is $1.0 million.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

                           PART II - OTHER INFORMATION
Item 1.       Legal Proceedings

              There are no pending legal proceedings against Registrant.

Item 2.       Changes in Securities and Use of Proceeds.

       (a)    Not Applicable.

       (b)    Not Applicable.

       (c)    Issuance  of   Unregistered   Securities.    The  following  table
              summarizes all securities that we issued or sold during the quarter ended September 30, 2000, in unregistered offerings:

                                                                                            Deemed Per
                Date     Title of Security    Amount   Class of Purchaser    Exemption     Share Price   Proceeds
                ----     -----------------    ------   ------------------    ---------     -----------   --------
              8/01/00    Common Stock(1)       20,000  Accredited Investor    Sec. 4(2)      $2.00(3)     $    40,000
              9/1/00     Common Stock(1)       30,000  Accredited Investor    Sec. 4(2)      $2.00(3)     $    60,000
              9/1/00     Common Stock(5)      300,000  Accredited Investor    Sec. 4(2)      $2.00(3)     $   600,000
              9/30/00    Common Stock(2)    1,177,240  Accredited Investor   Sec. 4(2)      $5.5002(2)    $ 1,029,278

              --------------------
              (1)  Shares issued in exchange for investment banking services.
              (2)  Conversion of existing debt into Common Stock.
              (3)  Share price based on negotiated value.
              (4)  Trading price of the Common Stock on the conversion date.
              (5)  Shares issued with convertible debenture.

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

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000

Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              (10)  Material Contracts.
              (10.2)   TRACCS Software Purchase Agreement
              (10.3)   Employment Agreement for James Doyle
              (10.4)   Employment Agreement for Marguerite McKee
              (10.5)   Employment Agreement for Joseph Schon

              (27)  Financial Data Schedules.

       (b)    Reports on Form 8-K. None.

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELEMETRIX INC., a Delaware corporation

November 11, 2000                       By: /S/ JAMES DOYLE
                                            ------------------------------------
                                             James Doyle
                                             Signing for Registrant and as Chief
                                             Financial Officer

                                 TELEMETRIX INC.
                          (Commission File No. 0-14724)
  Quarterly Report on SEC Form 10-QSB for the Quarter ended September 30, 2000


               INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

                                                                         Exhibit
Exhibit                                                                  Page
-------                                                                  -------
 (10)    Material Contracts
         (10.2)  TRACCS Software Purchase Agreement.......................    21
         (10.3) Employment Agreement for James Doyle......................    36
         (10.4) Employment Agreement for Marguerite McKee.................    44
         (10.5) Employment Agreement for Joseph Schon.....................    53

 (27)    Financial Data Schedule..........................................    63