Form 10KSB
period 2000-12-31
TELEMETRIX INC
filed 2001-04-02
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2000
Commission file number 0-14724

TELEMETRIX INC.
(Exact Name of Registrant as Specified in its Charter)

                                                                           Delaware                                                                                                            59-345-3156
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

                                                                           Title of each class                                                          Name of exchanges on which registered
                                                            Common Stock, par value $0.001                                                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants were required to file such reports), and (2) were subject to such filing requirements for the past 90 days.     Yes[X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of Registrant’s common stock (“Shares”) held by non-affiliates as of December 31,2000 was approximately $ 11.9 million based on the December 31, 2000 closing price of $2.56 per Share.

There were 16,305,165 Shares outstanding on December 31, 2000.

TELEMETRIX INC.

(COMMISSION FILE NO. 0-14724)

ANNUAL REPORT ON SEC FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31, 2000

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Report contains statements that anticipate the future and therefore are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such “ forward-looking statements” include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statements other than statements of historical facts. Forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words indicate such statements. Investors should read statements with these terms carefully because they:

•	discuss the Company's future expectations;
•	contain projections of the Company's future results of operations or of its financial condition; or
•	contain other "forward-looking" information.

We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

•	our limited operating history and commercial experience;
•	market acceptance of T3000;
•	availability of additional capital;
•	protection of our intellectual property rights;
•	evolving technologies and markets;
•	competitive developments;
•	telecommunications regulatory environment; and
•	our ability to manage growth.

These factors might cause actual results to differ materially from the forward-looking statements as well as materially and adversely affecting our business, operating results and financial condition.

ii

        In this Report, "Telemetrix" refers to Telemetrix Inc., a Delaware corporation (formerly Arnox Corporation; we use "Arnox" and "Telemetrix" for activities before and after, respectively, the Combination in which Arnox acquired TRG and WTC), "Telemetrix Solutions" collectively refers to Telemetrix Solutions Ltd. (formerly Telemetrix Resource Group Inc.) and Telemetrix Resource Group Ltd. (we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination), "Telemetrix Technologies" refers to Tracy Corporation II dba Western Total Communications, renamed Telemetrix Technologies Inc.; we use "WTC" and "Telemetrix Technologies" for activities before and after, respectively, the Combination), while the terms "Company" and "we" mean Telemetrix, Telemetrix Solutions and Telemetrix Technologies, collectively (see "Business--Corporate History").

PART I

Item 1. Business

        Telemetrix offers wireless e-Telemetry DataTM Solutions for businesses and telecommunications carriers, particularly through wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service (“SMS”) of digital communications networks (PCS systems). In January and November of 2000 Telemetrix received patents relating to this technology. With T3000, telemetry users can:

•	acquire data from remote devices;
•	control, poll and activate the remote devices;
•	manage their entire wireless telemetry system; and
•	access the telemetry data via the Internet or a wireless device.

        Telemetry involves data collection and analysis using remote devices such as measurement and transceiver devices, transmission services, central control devices and management software. Telemetrix’s e-Telemetry Data SystemTM permits businesses to monitor activity at an unlimited number of remote and dispersed locations, detect situations requiring intervention and promptly respond to such situations. Telemetrix e-Telemetry Data SystemTM (e-Telemetry DataTM and e-Telemetry Data SystemTM are Registered Trademarks of Telemetrix Inc.) enables an electric utility to be able to read meters, monitor usage, anticipate excessive demand and conduct load-shedding and load management to avoid brown-outs and black-outs. Examples of businesses that currently use telemetry (“Telemetry Users”) include electric utilities, alarm companies and vending machine operators. With continued advances in technology and reductions in implementation costs the potential applications expand to Heating and air conditioning monitoring and control, Asset management and tracking, public & municipal services, health status monitoring devices and a multitude of other solutions. (See Page 11) By offering the Company’s patented wireless telemetry technology in their service area, PCS carriers can create a new and potentially significant market for their wireless transmission services.

        The Company believes that the T3000 system offers a reliable, flexible and inexpensive solution for monitoring events, collecting & distributing data, and controlling systems. The Company holds two PCS licenses (30 MHz and 10 MHz) for Business Trading Area 411, as defined by the Federal Communications Commission (“FCC”), and has constructed an operating GSM system using the 30 MHz license. Telemetrix is certified as competitive local exchange carrier (“CLEC”) in the State of Nebraska. The Company is a member of the North American GSM Alliance, an organization made up of all of the GSM operators in the United States that coordinates the “roaming” on the GSM networks of the other members of the Alliance. This means that Telemetrix can provide its telemetry services in any geographic area served by PCS carriers employing the GSM signaling technology without the need to acquire additional radio licenses from the FCC and construct infrastructure. The Company intends to partition its 30 MHz PCS licenses in BTA 411 and to construct TDMA and CDMA in BTA 411 using the C and F licenses, which will then allow the Company access to all PCS networks in North America, regardless of the signaling technology they employ. The Company currently tests and develops T3000 applications on its PCS wireless facilities in western Nebraska and southeastern Wyoming (the “WTC Network”).

        The Company believes that T3000‘s features distinguish it from other telemetry systems and telecommunications services. The T3000 utilizes existing PCS standard digital technology infrastructure (Global System for Mobile Communications, (“GSM”), Time Division Multiple Access (“TDMA”) & Code Division Multiple Access (“CDMA”). Customers can rapidly deploy telemetry services and also avoid the prohibitive costs of installing and maintaining expensive telecommunications infrastructure. The optic meter reading interfaces and simplified input interfaces permit Telemetry Users to retain legacy-metering equipment in their telemetry systems and avoid expensive removal and replacement of existing metering equipment. The T3000 is very easy to implement and interface with existing telemetry data solutions during transition from existing systems to the T3000 or into new applications. For example, with the Optical Meter Reader, an electric utility need not replace existing meters.

        The T3000 uses the SMS capability of existing PCS networks: this wireless transmission technology eliminates any need for on-premises wiring, offers widespread coverage and permits easy mobility. T3000 SMS transmissions will not overload the local PCS network because they do not use the network’s voice or data channels. Since SMS is available from the local PCS operators, T3000 users need not obtain FCC licenses. Furthermore, the Company’s patents prevent potential competitors from using the Company’s proprietary technology for automatically collecting and transmitting telemetry data over the SMS, which gives T3000 a competitive advantage.

        The Company will offer T3000 on the Telemetrix Technologies Network. The Company will also enhance service for its existing paging and PCS customers and showcase its new T3000 products and services. In conjunction with the T3000, the Company intends to offer support services to Telemetry Users and to provide customer service capabilities and enabling technologies for telecommunications networks. These services include telemetry network management, billing support and system design consulting. The Company will offer individual components or package solutions to its customers, and enable them to add value, bundle services and expand their businesses.

        The complete T3000 e-Telemetry Data SystemTM includes:

     1) T3100 CommCenter, the local gateway for controlling, polling and activating remote devices;

     2) T3500 and T3600 Optical Meter Readers for data acquisition;

     3) T-NOC (Network Operations Center) software and system for monitoring and controlling the remote devices;

     4) T-Server Software (“Client-NOC”) for access to telemetry data.

        The T3100 CommCenter is an intelligent device. The CommCenter has 40 access ports: 20 intelligent data ports and 20 data registers (bi-directional I/O ports). The intelligent ports can collect, store and forward data from various sources such as utility meters, while the data registers can detect and transmit a signal when devices, such as fire alarms, burglar alarms or temperature monitors, have been set off. The CommCenter also can remotely control (turn-on, turn-off, adjust) on-premises devices.

        The T3500 and T3600 Optical Meter Readers can accurately read utility meters through the glass or plastic meter cover. Unlike other meter reading technologies, the Telemetrix Optical Meter Reader simply adheres to the cover of the existing meter. The Optical Meter Readers can provide the same low cost monitoring for anything measured or monitored by a mechanical or electro-mechanical display.

        The T-NOC system and software manages and controls the entire T3000 System. All CommCenters interface with the T-NOC, which thereby can collect all data transmitted from the various locations and e-Telemetry DataTM sources.

        The T-Server or Client-NOC software gives T3000 customers access to the T3000 system. The software operates on an Internet based interface to the T-NOC, and from there, to the CommCenters and Readers. The customer thus, at any time, has access to telemetry data and real-time control. A diagram of a likely installation and other future applications that might be added to the fully implemented installation, is depicted below:

Recent Developments

        On December 1, 2000 Telemetrix entered into a Software Original Equipment Manufacturer (“OEM”) Agreement with Ericsson Messaging Systems, Inc. a wholly owned subsidiary of L. M. Ericsson (“Ericsson”) whereby Telemetrix will provide software to Ericsson on an OEM basis for Ericsson to sell under their brand name(s). The software will be used in association with the Telemetrix patented T3000 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson with Telemetrix e-Telemetry DataTM Software which Ericsson will deploy to customers and PCS operators throughout North America and the world, under Ericsson’s brand and labeled with the phrase “Powered by Ericsson.”

        On December 1, 2000, Telemetrix entered into a Reseller Agreement with Ericsson, whereby, Ericsson will resell the hardware components of Telemetrix’s patented T3000 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson, for resale, all of the hardware components of the T3000 e-Telemetry Data SystemTM including the T3500 and T3600 Optical Readers.

        On November 29, 2000, United States Patent #6,150,955 was issued to Telemetrix. The patent covers claims which relate to the use of the Telemetrix T3000 e-Telemetry Data SystemTM for monitoring certain digital packets associated with a digital communications system control channel, identifying of certain packets and replacing of certain non-information bearing packets with packets that contain useful data and information. Advantageously, this system and method does not impact the capacity of the digital communications network.

Industry And Technology Overview

        PCS Networks. Certain wireless communications networks, such as cellular telephone and PCS, use a cellular architecture, where the service region is divided into multiple cells. Each cell contains a Base Station (including a transmitter, receiver and signaling equipment) which is connected to the wireless network switch and which, in turn, is connected to the public switched telephone network. Within a cell, the mobile units (e.g., the handset) communicate with the Base Station using radio waves. To prevent interference, adjacent cells use different radio frequencies. As a mobile unit moves away from the Base Station in a particular cell, the network switch monitors the signal strength of the call and transfers the call to a new Base Station in another cell where the signal strength is greater. PCS licensed services use higher radio frequencies than traditional cellular telephone, which reduces the distance PCS transmissions can travel without significant degradation. Consequently, PCS networks require smaller operating cells and more Base Stations than cellular telephone networks.

        PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: GSM, CDMA and TDMA. Each of these signaling standards, which are incompatible with each other, has been adopted by at least two different PCS carriers in major U.S. markets. Each standard has distinct advantages and disadvantages. TDMA resembles the signaling standard used by many cellular carriers. CDMA should require fewer cell sites and offer greater capacity, call quality and hand-off advantages. However, GSM is the leading digital wireless technology worldwide, with systems in 110 countries serving over 30 million subscribers. Further, major carriers like AT&T and TelCel Mexico have recently announced plans to change over from TDMA to GSM technology. GSM uses an open system architecture that allows carriers to purchase network equipment from a wider variety of vendors and provides significant flexibility for the carrier in vendor cost leveraging and provisioning of features, products and services. The T3000 e-Telemetry Data SystemTM is currently available for use on GSM networks. The Company is also completing development of the T3000 for CDMA and TDMA networks.

        Wireless Telemetry. Telemetry involves the use of remote devices for data collection and analysis, and encompasses the following activities:

•	installing a measurement device at a remote location;
•	controlling the device from a central station;
•	obtaining data with the device;
•	transmitting the data to the central station;
•	collecting and analyzing the data; and
•	responding to the results of the analysis.

        Telemetry requires measurement and transceiver devices, transmission services, central control devices and management software. Since it offers widespread coverage and permits mobility, wireless telecommunications can provide the transmission component for telemetry.

Potential Customers and Markets

        The U.S. telecommunications industry has approximately 4,830 service providers, serving more than 96 million households and 25 million businesses (approximately 180 million access lines), and generated revenues approaching $268 billion in 1999. Telecommunications wireline services involve three principal markets: long distance, local exchange and data products and services. Wireless communications services include cellular telephone service, PCS, Specialized Mobile Radio (“SMR”) and paging. The Company believes that service providers in each of these market segments can benefit from these value-added carrier support services. The T3000 system and T3100 CommCenter technology should appeal to both wireless carriers as well as original equipment manufacturers (“OEMs”) that sell their products to telecommunications carriers.

        The Data Products and Services Market. Data products and services were the highest growth segment of the telecommunications industry in the 1990‘s. According to Data Communications, data-related products and services accounted for revenues of almost $111 billion in 1999 – a growth rate of approximately 18.8% from 1998. According to the Yankee Group, current trends suggest that data revenues will double over the next three years and will grow five times faster than voice revenues.

        The Wireless Services Market. The wireless communications market, which includes cellular telephone service, PCS, Specialized Mobile Radio (“SMR”), paging, and other applications, has grown dramatically in recent years. U.S. wireless telephone service revenues grew from $5.7 billion in 1991 to $50.2 billion in 1999, and the number of subscribers increased from $7.6 million in 1991 to $86 million in 1999. The growth in wireless communications results from lower prices for consumer equipment, more comprehensive service coverage, lower rates and technological advances that have improved transmission quality and reliability.

        Wireless Telemetry. Developments in computing, Internet and wireless technologies have created an opportunity for a new business, wireless telemetry. The need for accurate and timely data is rapidly increasing, especially with the advent of techniques such as “just-in-time” inventory management. As measurement and transceiving devices become smaller and more robust, companies will install telemetry devices into more products. Just as the use of microprocessors expanded well beyond computing applications, telemetry devices could become ubiquitous. Telemetry creates demand for measurement and transceiver devices, transmission services, control devices and management software. The Yankee Group forecasts revenue for wireless telemetry devices to grow from $1.2 billion in 1999 to $5 billion in 2004, while revenue for wireless telemetry airtime will grow to $1.7 billion.

     Telemetry is the science and technology devoted to measuring values and variables (such as pressure, temperature, humidity, blood flow, radiation levels, or sound levels), transmitting the results of the measurements to a distant station, and interpreting, indicating, displaying, recording or using the information that is obtained. The wireless telemetry market is relatively undefined and is now emerging.

Targeted Telemetry Market Segments

   Segmentation                      Telemetry Application          Benefits             Example
________________________________________________________________________________________________________________
   Alarm and Security           o  Commercial /           o  Alarm and status      o  A burglar breaks
                                   Residential Secruity      messages sent to         into a house and cuts
                                   Alarms                    alarm monitoring         the phone and power
                                o  Smoke Detectors           center                   wires
                                o  Fire Alarms            o  Security against      o  Alarm company is
                                                             compromise of            still notified of the
                                                             wireline connections     break in and
                                                                                      dispatches for police
________________________________________________________________________________________________________________
 Agricultural Irrigation, and   o  Pipeline Corrosion     o  Monitor               o  A city registers
    Environmental                  Systems                   environmental            unusually high air
                                o  Water Pump Failures,      condition                pollutions readings
                                   Levels And             o  Alarm systems for     o  A public service
                                   Contamination Air         hazardous                announcement is sent
                                   Quality Systems           environmental            out warning those
                                                             conditions               with medical
                                                                                      conditions to stays
                                                                                      in doors
________________________________________________________________________________________________________________
Asset Management, and Tracking  o  Office Equipment       o  Monitor meter         o  A delivery truck
                                o  Industrial                Information              follows a specific
                                   Machinery and          o  Service diagnosis        route to fill Coke
                                   Manufacturing             and maintenance          vending machine
                                   Processes                 Inventory management  o  Truck can be
                                o  Vending Machines       o  Fleet / route            re-routed if the
                                                             management               vending machine is
                                                                                      still full from last
                                                                                      delivery
________________________________________________________________________________________________________________
   Atmosphere Controls          o  Heating,               o  Air quality           o  A commercial
                                   Ventilation, and Air      standards                refrigerator door in
                                   Conditioning           o  Temperature              a restaurant is left
                                o  Refrigeration,            controls for food and    open after a food
                                   Temperature and           other perishable items   delivery
                                   Humidity Controls      o  Climate control       o  An alarm is
                                                             for greenhouses and      triggered, alerting
                                                             agricultural products    people to close the
                                                                                      door to save the food
                                                                                      from spoiling
________________________________________________________________________________________________________________
        Healthcare              o  Health Status          o  Patient health        o  A patient takes a
                                   Monitoring Devices        status alarms            blood test everyday
                                                          o  Mobile patient        o  Test data is sent
                                                             monitoring               to hospital where
                                                          o  Centralized              doctor can monitor
                                                             storage of patient       patient daily
                                                             information
________________________________________________________________________________________________________________
Public and Municipal Services   o  Parking Meters         o  Parking meter         o  A city is losing
                                o  Highway Tolls             servicing                money everyday
                                o  Streetlights           o  Service route            because parking
                                o  Railroad Crossing         management               meters are full or
                                   Switches               o  Preventive               robbed
                                                             security for          o  Meter attendants
                                                             hazardous public         are rerouted to full
                                                             situations               meters, and police
                                                                                      are dispatched to
                                                                                      tampered meters
________________________________________________________________________________________________________________
 Transportation Systems and     o  Vehicle Location       o  Inventory             o  A truck is making
         Facilities             o  Vehicle Engine            management               an urgent delivery
                                   Computers              o  Emergency                but there is a major
                                o  Container asset           communications           accident that will
                                   tracking               o  Remote                   delay the arrival
                                                                                   o  Information can
                                                                                      be sent to driver to
                                                                                      take an alternative
                                                                                      route to deliver
                                                                                      shipment on time
________________________________________________________________________________________________________________
         Utilities              o  Utility Meter          o  Reduced cost of       o  A Customer is
                                   Reading                   servicing meters         moving out of town
                                o  Oil and Gas            o  Customer account      o  Utility company
                                   Pipeline Facilities       management               can provide
                                                          o  Remote meter             up-to-the-minute
                                                             control                  billing to settle the
                                                                                      account
________________________________________________________________________________________________________________

Competition

        Competitors are extremely diverse. There is no single company that dominates the wireless telemetry market or that dominates any individual segment of the telemetry market. Each competitor has created a niche for their business and seems to stay within that niche. There is no competitor that can offer the universal capabilities of the T3000 end-to-end solution, from ease of installation and use to the complete “turn-key” telemetry data implementation solution.

        Many of the Company’s competitors have multiple divisions and do not break out the telemetry data and equipment sales individually on their publicly available financial statements. However, information on various companies with much of their revenues derived from telemetry data and equipment sales are listed below.

Telemetry Technology Landscape

Service Technologies         Description                     Advantages                       Weaknesses
__________________________________________________________________________________________________________________
DIGITAL CELLULAR/PCS     Currently SMS  IP             Capable,  Cost of network       Small but growing
(GSM, TDMA,CDMA)         technology; packet data       is shared,  Migrateable GSM/    footprint/Service
(TELEMETRIX              technology  will be overlaid  TDMA transceiver technology     still in deployment/
TECHNOLOGIES)            on digital cellular/PCS                                       Focus on wireless voice
                         networks in long term
__________________________________________________________________________________________________________________
PROPRIETARY WIRELESS     Networks originally built     Understanding of telemetry      Proprietary networks and
NETWORKS (CELLNET,       for utility meter reading     Business, AMR expertise         systems, Limited
ITRON)                                                 Partnerships with major         coverage, Limited
                                                       utilities companies,            message size
                                                       Alliances with system
                                                       integrators
__________________________________________________________________________________________________________________
Dedicated packet Data    Digital Packet data radio     Coverage, Good in-building      Strong urban,  weak rural
Networks (DPD)           Services designed for mobile  Penetration, Alliances with     coverage, Limited
(ARDIS, BSWD)            data and interactive paging   System Integrators, Low         deployment of
                         functions                     Latency                         technologies by service
                                                                                       providers
__________________________________________________________________________________________________________________
Cellular Digital Packet  Digital packet technology     Well-suited for short burst     Coverage dependent on
Data (CDPD) (AT&T        is an overlay on analog       transmissions, IP capable       cellular carriers
Wireless, GTE Wireless,  cellular technology                                           agreements, Strong urban
Bell Atlantic Mobile,                                                                  weak rural coverage
Ameritech)
__________________________________________________________________________________________________________________
Mobile Satellite         Services using Ku band and    Excellent coverage              Poor in-building
Services (MSS)           low earth orbit satellite                                     penetration, Expensive,
(QUALCOMM, Orbcomm and   systems to provide wide                                       Low data rate, Limited
other LEO Systems)       area blanket coverage                                         message size, Networks
                                                                                       still in deployment
__________________________________________________________________________________________________________________
Cellular Control Channel Uses overhead control         Low Latency, Low cost, IP       Coverage dependent on
Technologies (CCT)       channels of analog            Capable, Cost of network is     cellular carriers
(Cellemetry, Aeris       cellular network, and the     shared                          agreements, Limited
Microburst)              SS7 network via IS-41                                         message size
__________________________________________________________________________________________________________________
Narrowband PCS           Two-way messaging networks    Medium message size,            Networks still in
(NPCS) (Skytel,          based on ReFLEX technology    Spectral efficient Low cost,    deployment, High
Pagenet, Pagemart)                                     Excellent in-building           comparative latency
                                                       penetration, Coverage           (low data rate)
__________________________________________________________________________________________________________________

MARKETING & SALES

     The T3000 e-Telemetry Data SystemTM was designed and patented as a user friendly, end-to-end solution for wireless telemetry and an inexpensive Wireless Local Loop (WLL) device. The T3000 utilizes existing PCS infrastructure to provide its capabilities and operates over standard, existing wireless digital communication networks without any modification to the network being necessary. The T3000 employs a patented method of utilizing Short Message Service for telemetry data transmission. The T3000 also accesses the voice channel of the PCS system to provide wireless local loop. Using existing wireless communication infrastructure speeds deployment of telemetry services and significantly reduces costs. The Telemetrix e-Telemetry Data SystemTM offers support services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

     The T3000 system:

•	Acquires data from remote devices.
•	Controls, polls and activates remote devices.
•	Manages the entire wireless telemetry data system.
•	Offers real-time access to telemetry data.
•	Provides Wireless Local Loop type telephony services.

        The T3000 is in Test and Evaluation program at many Clients, and will move to the full marketing and commercialization phase in second quarter of 2001. Numerous meetings are set, field trials are scheduled and convention exhibits are booked. The T3000 e-Telemetry Data SystemTM is ready for early scheduled deliveries in the Second Quarter 2001 and product delivery Third Quarter 2001.

Through the relationship with Ericsson, Telemetrix will use wireless operators with wireless knowledge, that have established relationships in their service market and coverage area, to capitalize on market presence, wireless brand awareness, data aggregation by the T3000 CommCenter units which will reduce the cost per telemetry origination point. Telemetrix e-Telemetry Data System will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a completed and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks, generating enhanced revenues for operators SM capability that is currently not financially productive. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which can be delivered by any other entity in a market, at a competitive price.

     Telemetrix Inc. is positioned to quickly gain nationwide capability and to become a nationwide telemetry data service provider.

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

EMPLOYEES

     The Company had 14 full-time employees on December 31, 2000. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See "Management". No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

     Telemetrix was formed through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group Inc. ("TRG--US") and Tracy Corporation II d/b/a Western Total Communications ("WTC"). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox's stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG--US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG--US's principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.("TRG--Canada"), which offered some Customer Care Services in Canada; TRG--US then acquired TRG--Canada in early 1999. In a "reverse takeover" during the second and third quarters of 1999, the stockholders of WTC and TRG--US ("Principal Stockholders") acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG--US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. ("Telemetrix");

—	TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG—Canada, we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination);

—	WTC became Telemetrix Technologies Inc. (“Telemetrix Technologies”; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination).

Item 2. Properties

        Telemetrix Technologies leases 5,168 square feet of office space in Gering, Nebraska from Mr. Tracy (our CEO, President, Treasurer and Director), pursuant to a lease expiring in October 2002. See "Certain Relationships and Affiliated Transactions".

        Telemetrix Technologies holds various FCC radio frequency licenses: two PCS licenses for Scottsbluff, Nebraska, and 34 paging and mobile telephone licenses serving 27 locations in western Nebraska, eastern Wyoming and northeastern Colorado.

Intellectual Property Rights.

        We believe our technologies provide a competitive advantage. We hold two U.S. Patents for the T3000 system, T3100 CommCenter and associated technologies, #6,014,089, which cover our method of automatically collecting and transmitting telemetry data using short message technology; and #6,150,955, for our method and device for transmitting data over the digital control channel of wireless networks.

        Our Optical Meter Reader is being enhanced and applications have been made for further patents on them. As our technologies develop, we will file additional patent applications and amendments.

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

        Patents are “intellectual property” conferred by federal legislation and authorized by the U.S. Constitution. Utility patents are available for new, useful and non-obvious processes, methods, machines, manufactured articles, compositions of matter or improvements of these items. U.S. patents are awarded on a first-to-invent basis, rather than a first-to-file basis. The first and original inventor must file patent applications no later than one year after any commercial exploitation of the invention. Patent application processing usually requires 18 months from the filing date to issuance or abandonment, although some applications remain pending for more than a decade. Patent applications are usually kept strictly secret until the patent is allowed to issue. Patents allow the holders to exclude others from making, using, or selling the patented invention in the United States; the duration of utility patents is 17 years. The protection provided by a patent is determined by the scope of the invention identified in the claims. Patent holders may file suit in the federal district courts to enforce patents; as a defense to an infringement action, a purported infringer may attack the patent’s validity. Infringement of a valid patent can result in injunctive relief, a monetary award for up to three times the amount of damages, together with interest and costs, and in exceptional cases, attorney fees.

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

Item 3. Legal Proceedings

        In August 2000, Telemetrix Inc. filed a lawsuit against Unisys Corporation, in Federal Court in the Nebraska federal district court for non-fulfillment of the contract for delivery of a Unisys SMSC (Short Message Service Center). Unisys filed a counterclaim, for the balance, due on the contract. The case is proceeding through mediation and arbitration. Management believes that Telemetrix will ultimately prevail in the proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

        We did not hold a shareholders' meeting in 2000, so security holders did not vote on any matters.

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

                                                 High                   Low
                                            ---------------       ---------------
                                            2000       1999       2000       1999
                                            ----       ----       ----       ----
         Quarter Ended
         --------------
         First Quarter....................   6.88       4.13       6.13       4.13
         Second Quarter...................   4.75       6.50       4.50       1.80
         Third Quarter....................   3.63       4.75       3.13       2.25
         Fourth Quarter...................   2.63       2.75       2.44       1.19

The last reported trade of the Shares on December 29, 2000, was executed at a price of $2.56. On December 31, 2000, there were 16,305,165 Shares outstanding (4,642,444 held by non-affiliates) held by 255 record shareholders.

        We have not paid dividends on the Shares and the Board intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes. Future loan agreements also could limit our ability to pay cash dividends. We therefore do not anticipate paying any dividends in the foreseeable future.

Issuance of Unregistered Securities. The following tables summarize all securities that the Company issued or sold during the fiscal year ended December 31, 2000, that were not sold in registered offerings:

 Date    Title             Amount    Purchaser                Exemption    Share Price   Consideration
 ----    -----             ------    ---------                ---------    -----------   -------------
3/31/00  Common Stock     1,311,250  Various                  Sec. 4(2)        $2.00     Cash
6/30/00  Common Stock       510,778  Becker Capital Mgmt.     Sec. 4(2)        $2.00     Conversion of debt
9/01/00  Common Stock       330,000  Various                  Sec. 4(2)        $4.00     Convertible debt.
9/30/00  Common Stock     1,177,240  Hartford Holdings Ltd    Sec. 4(2)        $5.50     Conversion of debt
11/30/00 Common Stock        75,000  Consultant               Sec. 4(2)        $1.81     Consulting Services
8/1/00   Common Stock        20,000  Consultant               Sec. 4(2)        $4.75     Consulting Services

Item 6. Management’s Discussion & Analysis of Financial Condition or Plan of Operation

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

        Telemetrix offers wireless e-Telemetry DataTM Solutions for businesses and telecommunications carriers, particularly wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service (“SMS”) control channel of digital communications networks (PCS systems). Telemetrix was granted patents covering this proprietary technology in January and November 2000.

        The Company has experienced substantial change over the past two years. During April 1999, the Company was formed through a corporate combination between Arnox Corporation and Telemetrix Resource Group, Inc. Arnox was an inactive corporate shell prior to the combination. In September 1999, Tracy Corporation II d/b/a/ Western Total Communication was acquired for stock. Telemetrix Resource Group, Inc. was comprised of Telemetrix Resource Group, LTD, a Canadian corporation, which was later renamed Telemetrix Solutions. Telemetrix Solutions offered billing services and consulting to telephony companies. Western Total Communications, later renamed Telemetrix Technologies, was formed in 1982 to provide wide area paging in western Nebraska, eastern Wyoming and northeastern Colorado. It acquired two PCS licenses (30 MHZ and 10MHZ) for Business Trading Area 411, as defined by the Federal Communications Commission, and has constructed the 30 MHZ licensed network. It is also certified as a competitive local exchange carrier (“CLEC”) in the State of Nebraska. Telemetrix Technologies developed the T3000 wireless telemetry system.

        In addition to the corporate formation during 1999, the Company focused on the research and development of the T3000 system. The Company developed its own proprietary GSM module for use in the T3000 system as well as a Subscriber Line Interface Card module. Three major investors provided the funding for the operations in 1999.

        The direction of the Company has shifted to focus on the commercialization of the T3000 wireless telemetry system. Early in 2000, management reviewed the operation and the future of the billing service bureau and concluded that the Telemetrix Solutions business should be sold. During the second and third quarter, the Company sought a buyer for the business and was successful in selling it in August 2000. The sale was to Nextech Catalysts Inc., and included almost all of the assets of the operations as well as certain liabilities. The assets and liabilities were exchanged for a certain number of shares of Superwire.Com common stock. This has allowed the company to reduce the monthly operating overhead, eliminate the deficits created by this operation, focus on the core competencies of the company and redirect management and operation’s efforts to commercializing and deploying of the T3000 system.

        As stated earlier, the primary focus of the Company in 2000 has been the commercial development and testing of the T3000 system. The Company completed manufacturing design of the T3000 hardware and has substantially completed the software design of the operating components. Additionally, the required PCS network infrastructure has been installed. Several of the T3000 components, such as the GSM module, have undergone independent testing and have received approval. During 2000, the Company was granted two patents related to the T3000 technology. Both patents cover the equipment as well as the method of automatically collecting and transmitting telemetry information using the Short Message Service portion of a Personal Communications Systems (“PCS”) Network and further enhance the creation of content, which may be accessed via the Internet. These patents provide the foundation of our Technology.

        The Company signed several testing and evaluation agreements during 2000 with various utility and transportation companies. The agreements are for testing of our T3000 system under each company’s specific environment, prior to a complete commercial installation. Those companies who have signed agreements include: The Bay Area Rapid Transit District of Oakland, CA; PSP Products Inc., Manassas, Virginia; Northern California Power Association of Roseville, CA; and in January 2001, we signed an agreement with Holland Board of Public Works of Holland, MI.

        In addition to the commercial development and testing of the T3000 system, the Company has undertaken an extensive marketing campaign to promote our e-Telemetry Data SystemTM, to the utility marketplace. Since our technology is cutting edge, we have had to conduct considerable “missionary” marketing to create an awareness of our products and services. This effort will continue in 2001. As part of our marketing and commercialization strategy we have formed an alliance with Ericsson Messaging Systems Inc.(“Ericsson”) Ericsson is a leading worldwide communications supplier providing total communications solutions from systems and applications to wireless telephone and other communication tools. The alliance is in the form of four separate agreements signed in 2000. The Company also began, in 2000, discussions with a second international company to market our products in Mexico, Central and South America.

        During 2000, the Company undertook two rounds of financing to support our activities for the year. The first was a private placement of 1,311,250 shares of common stock, which raised $2.4 million in March 2000. The second round of financing, a convertible debenture, raised $1.2 million occurred in September 2000. Additionally, we have engaged H.C. Wainwright & Co., Inc. as investment bank and financial advisor. H.C. Wainwright & Co., Inc. is a leading, well-respected East Coast investment banking firm, which specializes in high tech companies. Their role will be to support our Company's aggressive growth strategies, including raising additional capital as needed.

        The T3000 e-Telemetry Data SystemTM will be available for commercial distribution in the second quarter of 2001. The software development required for the T3000 will be completed in the first quarter of 2001. During 2001, we will increase our marketing efforts to create the demand for our systems.

        The next evolution of the T3000 system will be the enhancement with European GSM and TDMA licensed frequencies. This will allow for a broader geographical distribution of our system. These enhancements should be operational by year-end 2001.

        Currently, the Company is seeking additional financing. It is estimated that no more than an additional $10 million will be required for manufacturing inventory, working capital and to re-pay current liabilities.

DESCRIPTION OF FINANCIAL COMPONENTS

        The following summarizes the components of revenue and the associated cost of sales (excluding depreciation) from our proposed operations:

Activity                       Revenue Source           Costs of Sales (excluding depreciation)
--------                       --------------           ---------------------------------------

Wireless telecommunications    PCS Services             Billing;  Customer  Care;  Network  Operation and
                                                        Maintenance; Carrier settlements

Wireless Telemetry             Licensing T3000          Customer  Care and  Support;  Development  costs;
                                                        licensing fees
                               T3000 equipment sales    Manufacturing  costs;  Customer Care and Support,
                                                        licensing fees
                               T3000 software sales     Customer Care and Support; License fees
                               Data transmission        Carrier settlements; roaming fees

Wireless Services

        Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $23,000 in monthly revenue. Prior to 1998, monthly revenue was higher, but WTC concentrated on developing the T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenues. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000 and has not been commercially available. We will commence commercial PCS operations late 2001.

Operating Expenses

        As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, pre-production, license and general & administrative costs. When we launch products and services, sales & marketing expenses substantially increase, while research & development, pre-production and license costs decrease. After sales of products and services reach "regular" levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative. Since we are still in the initial stages of our business plan, we believe that operating expenses, particularly for wireless telemetry and wireless telecommunications, will continue to increase during the next year as we continue development and commercialization, pre-production and manufacturing and expand our operations.

Development and Commercialization

        Our development and commercialization activities will principally focus on completing T3000 for release in June 2001. We expect development and commercialization will always constitute a significant operating expense because we must continually enhance and upgrade our products and services. For example, we must enhance T3000 to integrate other wireless technologies such as TDMA and CDMA.

Capital Expenditures

        The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center ("T-NOC"). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies).

Licensing

        Some of our products and services utilize intellectual property of other parties, which generally requires us to pay license fees. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their GSM-PCS 1900 radio design and a recurring license to The Technology Partnership ("TTP") to use their GSM protocol software in that embedded radio. We also must reserve funds to pay licenses on "essential patents" on the GSM radio and protocols, which is a standard practice in the industry.

Pre-Production

        Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association ("CSA") and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. Pre-production costs will end when the system is commercially available, in June 2001.

Sales & Marketing

        Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company’s products and services are innovative and relatively unknown, we must conduct considerable “missionary” marketing to create awareness of our products and services.

Manufacturing

        The largest manufacturing expense will be costs associated with component purchase guarantees to manufacturers and holding inventory on the T3000 units. Since T3000 includes some customized components and custom circuit boards, we must commit to large volume purchases to ensure timely delivery and to lower costs. Large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate initially building to inventory rather than building to actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. We will maintain an inventory of finished products to ensure a reliable flow of T3000 units to customers.

General & Administrative

        General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS
Year ended December 31, 2000, compared to year ended December 31, 1999

        The following discussion contains only minimal comparisons between the year ended December 31, 2000 ("Recent Period" and the year ended December 31, 1999 ("Prior Period"). The financial statements for the Prior Periods include only TRG for the full period and WTC for one quarter because WTC was not acquired until September 1999; however, the financial statements for the Latest Periods include Telemetrix, TSI and Telemetrix Technologies. Since the Prior Period did not include any operations of WTC, the results of operations for the Recent Periods are not comparable to the Prior Periods. We expect that this situation will continue until first quarter 2001, when both periods being compared will contain WTC's operations.

        During the Recent period, our prime focus was manufacturing design, testing and pre-production manufacturing of the RT3000 technology. We have made significant progress in marketing the T3000 to the marketplace and are poised to begin commercial manufacturing and delivery of the system.

        Additionally, we had been working to sell the billing software asset of Telemetrix Solutions, which was sold in August 2000, and create an orderly transition for the employees that were associated with that division. All significant inter-company transactions and balances have been eliminated.

        Revenue totaled $658,000 during the Recent Period, compared to $1.6 million during the Prior Period. During the Recent Period, we received $273,000 from equipment sales and rentals, $383,000 from Service Bureau clients prior to its sale; this decrease primarily results from our decision to de-emphasize and sell the Service Bureau and reduced paging revenues. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

        Operating expenses were $8.9 million during the Recent Period. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, amortization of goodwill resulting from the acquisition of WTC, and the operations of the Service Bureau.

Costs of Revenue was approximately $475,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold and salaries and wages of employees related to the sales as well as agent fees and repair parts.

Research & Development expenses were approximately $3.7 million for the Recent Period. The primary component of this expense is the $2.2 million to Plexus Corporation for manufacturing design & pre-manufacturing setup costs for the T3000. Additionally, two other companies were paid for software licensing and development of the wireless GSM-related technology used by the T3000. Licensing fees will increase upon production of the T3000.

Manufacturing expenses were not incurred during the Recent Period. We will incur manufacturing expenses for the T3000 in the second quarter of 2001.

Selling, General & Administrative expenses were $4.7 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $2.0 million for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $11 million SG&A expenses for the Prior Period were primarily salaries and other operating expenses in the Service Bureau operations and the amortization of the Billing Software (which was written off in late 1999).

        Interest expenses were $973,000 for the Recent Period. This expense represents primarily the interest charges on related party loans, including loans from HHL and the costs of conversion of debt to equity during 2000. Interest expense for the Prior Period was $537,000, also interest on loans from HHL.

        Net loss. We reported a net loss of $9.7 million for the Recent Period. The principal components of this net loss were the research & development expense for the T3000 as well as operating costs. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

LIQUIDITY AND CAPITAL RESOURCES. Telemetrix has been financed through various means. During 2000, a $2.4 million private placement of common stock was completed as well as a $1.2 million convertible debenture was issued. Both were used for working capital. The principal stockholders have also financed our activities through loans and equity contributions. During the Recent Period, we used $5.2 million in cash for operations, primarily for employee salaries and research and development. We used $464,000 of cash for investment purposes primarily to purchase equipment. During the Recent Period we generated cash flow from financing activities of $5.7 million mostly through additional financing we obtained from related parties. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

FUNDING REQUIREMENTS. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for:

Development and Commercialization

Development and commercialization prior to commercial distribution will require approximately $1,200,000. This includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., FCC, ANSI, UL, and CE Mark), software interface development, and completion of manufacturing design. After commercial distribution begins, $800,000 will be required for the integration of TDMA, CDMA, the European GSM module and new technologies such as Bluetooth.

Working Capital

Working capital will be required to fund the operations until it reaches positive cash flow. Working capital will be used for salaries and wages for our customer service, network management, marketing, and administrative employees. It will also be used for marketing expense including advertising and trade show, and other operating expenses such as rent, office supplies, postage and professional fees. Working capital also includes a reserve for unanticipated expenses.

Manufacturing Expense

The anticipated demand for the T3000 will require the manufacturing of product for inventory prior to sale. We estimate that an initial 5,000 units will be required at a cost of approximately $2,000,000.

Repay Current Liabilities

During our start up phase, we incurred several lines of credit and slightly above normal levels of accounts payable. The $1,000,000 will be used to partially pay down our lines of credit and to bring the accounts payable to a normal level.

Item 7. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report.

Item 8. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure

     None

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

         Name                      Appointed     Age   Positions
         ----                      ---------     ---   ---------
    William W. Becker............ April  1999    71    Chairman of the Board of Directors
    Michael Tracy................ April  1999    55    President, Director and Chief Executive
                                                       Officer of Telemetrix
    Michael L. Glaser............ April  1999    61    Secretary & Director
    James Doyle.................. March  2000    45    Chief Financial Officer
    Joe Schon.................... May    2000    58    Chief Operating Officer

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

Michael J. Tracy serves as Director, Chief Executive Officer and President - Telemetrix Inc. Technologies since April 1999, Telemetrix Inc. since January 2000. He has over 20 years of broadcasting and communications experience and is President of Tracy Broadcasting Corporation, which he founded in 1976. In 1982, Mr. Tracy formed WTC (now called Telemetrix Technologies), which provides paging, PCS and mobile telephone services. His experience with Telemetrix Technologies led to the origination and development of the T3000 e-Telemetry DataTM System. Mr. Tracy has a Bachelor of Arts degree from The Hiram Scott College, has held various elected civic and local positions including city council and president of the chamber of commerce. He is a member of several professional, industry and representative boards.

Michael L. Glaser has been Secretary and Director of Telemetrix Inc. since April 1999 and has 36 years legal and regulatory experience in the telecommunications industry. Currently he is a shareholder of Lottner Rubin Fishman Brown & Saul, P.C., Company’s legal counsel, which he joined in January 1996. Mr. Glaser was a director and shareholder of the law firm Hopper and Kanouff, P.C. from July 1992 to January 1996, and a partner at the law firm Holme Roberts & Owen, Denver, Colorado from July 1990 through June 1992. From 1966 to 1983, Mr. Glaser practiced law emphasizing Telecommunications in Washington D.C. Mr. Glaser is co-Chairman of the Telecommunications Law Forum of the Colorado Bar Association, and is licensed to practice in Colorado, Maryland and the District of Columbia. He received both his undergraduate degree and law degree (with honors) from the George Washington University, Washington, D.C.

James Doyle has served as Chief Financial Officer of Telemetrix Inc. since March 2000 and has extensive experience in corporate fiscal management. He most recently served as Vice President and CFO of the Regional West Medical Center in Scottsbluff, Nebraska. Mr. Doyle previously served as Controller for Provenant Health Partners and Hospital Controller for National Medical Enterprises, both in Denver Colorado. He also held executive positions with Rocky Mountain Health Care Corporation/Blue Cross and Blue Shield, serving as Director, Corporate Planning; Supervisor, Corporate Budget and Financial Planning and Senior Financial Analyst. Mr. Doyle received his Bachelor’s degree from the University of Northern Colorado in 1977 and his MBA from the University of Nebraska-Lincoln in 1983. He was licensed as a Certified Public Accountant in 1987.

Joe Schon has served as our Chief Operating Officer of Telemetrix Inc. since May 2000. Mr. Schon's experience lies in business development, strategic planning, general management, sales development and marketing, strategic alliances, and in commercialization of new technologies. Mr. Schon has held management positions with the world's major companies. He served as Vice President of the Alcoa Separations Technology Division of Alcoa, Inc.; Business Development Director for FMC; Director of Marketing-Corporate Technology for Allied-Signal, Inc., and also served as General Manager of the company's AQUATECH Systems Division; Marketing and Market Development Manager for Boise Cascade Corp's Composite Can Division and as Allied Chemical Corp.'s Asia Pacific Sales Manager and Western Hemisphere Sales Manager. Mr. Schon holds a B. S. Degree in mathematics and physics with a minor in chemistry from Fort Hays State University in Kansas and an MBA Degree from Pepperdine University in Los Angeles.

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

LITIGATION INVOLVING OFFICERS & DIRECTORS

     Mr. William Becker served as the Chairman of TeleHub Communications Corporation ("TeleHub") from March 1996 through June 1999 and then from September 1999 to the present. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, that subsidiary owed the Company approximately $606,000 for billing and consulting services. Given the status of this bankruptcy case, the Company has reserved for the entire amount owed and we do not expect to receive any payment.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, executive officers and significant shareholders ("Reporting Persons") to report their Share ownership and transactions in Shares. The following table lists the Reporting Persons and the number of late reports filed by each Reporting Person during 1999:

         Reporting Person                                                 Late Reports
         ----------------                                                 ------------

         Hartford Holdings Ltd. (10% Shareholder)..........................   None

         Vintage Investments Ltd. (10% Shareholder)........................   None

         William W. Becker (Chairman)......................................   None

         Michael J. Tracy (Chief Executive Officer & Director).............   None

         Michael L. Glaser (Secretary & Director)..........................   None

         James M. Doyle (Chief Financial Officer)..........................1 (Form 3)

         Joe Schon (Chief Operating Officer)...............................   None

The late filings of the Form 3s resulted from inadvertence. Except as set forth above, we believe that our Reporting Persons complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Executive Compensation. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to Michael J. Tracy, the Company’s CEO, and the three most highly compensated executive officers of the Company (the “Named Officers”) for the fiscal years ended December 31, 1998, 1999 & 2000. The Company has not granted options, warrants, stock appreciation rights or other long-term compensation.

                                      Summary Compensation Table

                                                   Annual Compensation
                                 Fiscal   --------------------------------   Long-Term     All Other
Name & Principal Position         Year      Salary      Bonus      Other    Compensation  Compensation
-------------------------         ----      ------      -----      -----    ------------  ------------
Michael J. Tracy                 2000      $ 12,000      None      None         None         None
   Chief Executive Officer       1999      $  9,700      None      None         None         None
                                 1998      $ 12,000      None      None         None         None

Marguerite McKee                 2000      $104,000      None      None         None         None
   Vice President of             1999      $ 69,000      None      None         None         None
   Product Commercialization     1998        ----        ----      ----         ----         ----

James Doyle                      2000      $ 75,000      None      None         None         None
   Chief Financial Officer       1999        ----        ----      ----         ----         ----
                                 1998        ----        ----      ----         ----         ----

Joe Schon                        2000      $ 40,000      None      None         None         None
   Chief Operating Officer       1999        ----        ----      ----         ----         ----
                                 1998        ----        ----      ----         ----         ----

_______________________

1 Mr. Tracy received this compensation as President of WTC prior to the Combination.

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

                         Summary of Executive Options Table

                     Number of Shares     % of Total Options   Exercise
                     Underlying Options   Vested  During       Price        Expiration
Name                 Granted              2000                 ($/Share)    Date
---------            -----------------    ------------------   ---------    ---------

James Doyle (1)           50,000                0               10.00        6/08/2003

Joe Schon (2)            100,000                0                4.69       9/12/2003
(1)	Mr. Doyle's options are vested in equal annual amounts over five years starting on March 8, 2001. The fourth and fifth incremental vesting is contingent upon the Company's renewal of his employment contract.

(2)	Mr. Schon's options are vested over a five year period on June 12 of that year, based on the following schedule:

                                                       2001          15,000 shares
                                                       2002          15,000 shares
                                                       2003          20,000 shares
                                                       2004          25,000 shares
                                                       2005          25,000 shares

The fourth and fifth incremental vesting is contingent upon the Company’s renewal of his employment contract.

Executive Employment Contracts. The Company employs Mr. Doyle, the Company’s Chief Financial Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $90,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Doyle shall receive a termination fee equal to 1/3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Doyle executes a standard release waiving all claims against the Company. Mr. Doyle is subject to a confidentiality covenant.

The Company employs Mr. Schon, the Company’s Chief Operating Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $72,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Schon shall receive a termination fee equal to 1/3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Schon executes a standard release waiving all claims against the Company. Mr. Schon is subject to a confidentiality covenant.

The Company employs Ms McKee, the Vice President of Product Commercialization pursuant to an employment contract. This employment contract has a three-year term. The agreement provides for a $157,400 (Canadian) annual base salary. If the Company terminates the employment agreement without cause then Ms. McKee shall receive a termination fee equal to 1/3 of her annual salary plus benefits plus a specified bonus. Payments shall only be made after Ms. McKee executes a standard release waiving all claims against the Company. Ms. McKee is subject to a confidentiality covenant.

Director Compensation. We currently do not provide cash compensation to Directors who are not also employees for attendance at Board or committee meetings, but reimburse expenses related to such attendance (e.g., airfare or telephone charges). The Company does provide options for common stock as consideration for the Directors, which a summary follows:

                                   Summary of Director Options Table

                     Number of Shares    % of Total Options   Exercise
                     Underlying Options  Vested During        Price      Expiration
Name                 Granted             2000                 ($/Share)  Date
---------            -----------------   -----------------    ---------  ------
William Becker       50,000              100%                 $4.75      4/30/2010
Michael J. Tracy     50,000              100%                 $4.75      4/30/2010
Michael Glaser       50,000              100%                 $4.75      4/30/2010

Compensation Committee Interlocks and Insider Participation in Compensation Decisions. Since the Board does not have a Compensation Committee, the Board has responsibility for all Executive Officer compensation issues. The Board will establish a Compensation Committee to adopt executive compensation policies.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the number of Shares beneficially owned on December 31, 2000, by (i) each person beneficially owning more than five percent (5%) of Telemetrix’s outstanding Shares; (ii) each executive officer and director; and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner                                      Shares       Percent(1)
------------------------------------                                   -----------     -------

Hartford Holdings Ltd. ("HHL").......................................  6,215,813(2)     38.1%
       Box 143,Cayman Islands, British West Indies

Vintage Investments Ltd..............................................  1,725,000        10.6%
       Box 143,Cayman Islands, British West Indies

William W. Becker (Chairman of the Board of Directors)...............  6,353,313(3)     39.0%
       Box 143, Cayman Islands, British West Indies

Michael J. Tracy (Chief Executive Officer, Treasurer & Director).....  4,328,500        26.6%
       1225 Sage, Gering, Nebraska 69341

Michael L. Glaser (Secretary & Director).............................    973,908         6.0%
       633 17th Street, Suite 2700, Denver, Colorado 80202

Joe Schon (Chief Operating Officer)..................................      4,000           *
       1225 Sage, Gering Nebraska 69341

James Doyle (Chief Financial Officer)................................      3,000           *
       1225 Sage, Gering, Nebraska 69341

Executive Officers and Directors as a Group (5 persons).............. 11,662,721        71.5%

___________________
*	Less than one percent of outstanding Shares.

[1]	Based on 16,305,165 issued and outstanding Shares on December 31, 2000. Beneficial ownership is calculated according to the SEC's rules.

[2]	William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL.

[3]	Includes all Shares held personally and by HHL.

There currently are no arrangements that could result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

        On June 30, 2000, the Becker Group of Companies converted notes payable totaling $1.03 million (including principal and accrued interest) into 510,778 shares of common stock. On September 30, 2000, Hartford Holdings converted notes payable totaling $6.47 million (including principal and accrued interest) into 1,177,290 shares of common stock. The Becker Group of Companies is owned by HHL, our largest shareholder.

        The Company also borrowed $1,091,000 from two principal shareholders, Mr. Tracy (President, Treasurer and Director) and Mr. Glaser (Vice President, Secretary and Director) at interest rates ranging from 9% to 11%. All funds were used for the continuation of the development of the T3000 technology and for working capital.

        Mr. Tracy (President, Treasurer and Director) owns the building in Gering, Nebraska, where Telemetrix Technologies conducts its operations. Telemetrix Technologies pays rent of $2,500 per month, which is the current market rate.

        We believe that each of these transactions were on terms no less favorable than we could have obtained in transactions with unrelated third parties.

PART IV

Item 13. Exhibits and Reports on Form 8-K

13(a)(1) List of Exhibits

(1)	Underwriting Agreement. No Exhibit Required.

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. No Exhibit Required.

(3)	Corporate Organization. No Exhibit Required.

(4)	Instruments defining the rights of security holders. No Exhibit Required.

(5)	Letter regarding Legality. No Exhibit Required.

(6)	No Exhibit Required.

(7)	No Exhibit Required.

(8)	Opinion regarding Tax Matters. No Exhibit Required.

(9)	Voting Trust Agreement. None.

(10)	Material Contracts.
(10.1)	Software OEM Agreement with Ericsson Messaging Systems Inc. +
(10.2)	Resellers Agreement with Ericsson Messaging Systems Inc. +
(10.3)	TRACCS Software Purchase Agreement ++
(10.4)	Employment Agreement for James Doyle ++
(10.5)	Employment Agreement for Marguerite McKee ++
(10.6)	Employment Agreement for Joseph Schon ++

(11)	Statement regarding Computation of Per Share Earnings.None.

(12)	No Exhibit Required.

(13)	Annual Report to Security Holders. None.

(14)	No Exhibit Required.

(15)	Letter regarding Unaudited Interim Financial Information. Not Applicable.

(16)	Letter regarding Change in Certifying Accountant. No Exhibit Required.

(17)	Letter regarding Director Resignation. None.

(18)	Letter regarding Change in Accounting Principles. None.

(19)	Report furnished to Security Holders. No Exhibit Required.

(20)	Other Documents or Statements to Security Holders. No Exhibit Required.

(21)	No Exhibit Required.

(22)	Published Report regarding Matters Submitted to Vote of Security Holders. None.

(23)	Consents. No Exhibit Required.

(24)	Power of Attorney.

(24.1)	Power of Attorney for Officers and Directors of Company (Signature Page) +++

(25)	Statement of Eligibility of Trustee. No Exhibit Required.

(26)	Invitation for Competitive Bids. No Exhibit Required.

(27)	Financial Data Schedule. No Exhibit Required.

(28)	Information from Reports Furnished to State Insurance Regulatory Authorities. None.

(99)	Other Exhibits. None.

_________________________

        + Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed August 14, 2000.

        ++ Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed November 14, 2000.

+++ Filed with Annual Report on SEC Form 10-K for the year ended December 31, 2000.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report .....................................................F--1

Consolidated Financial Statements

         Consolidated Balance Sheet...............................................F--2

         Consolidated Statements of Loss and Comprehensive Loss...................F--3

         Consolidated Statement of Stockholders' Equity (Deficit).................F--4

         Consolidated Statements of Cash Flows....................................F--6

Notes to Consolidated Financial Statements........................................F--8

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Telemetrix, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. (the Company) as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

                                                                                                                     /s/ Ehrhardt Keefe Steiner & Hottman PC

March 2, 2001
Denver, Colorado

TELEMETRIX, INC.
Consolidated Balance Sheet
December 31, 2000

                                     Assets
Current assets
   Cash .........................................................   $    145,000
   Accounts receivable ..........................................         33,000
   Note receivable - related party, net of allowance for doubtful
    accounts $175,000 (2000) ....................................        188,000
   Due from related companies, net of allowance for doubtful
    accounts $221,000 (2000) ....................................         38,000
   Prepaid expenses .............................................          5,000
                                                                    ------------
       Total current assets .....................................        409,000

Construction in progress ........................................      1,437,000
Debt issuance costs .............................................      1,067,000
Property and equipment, net .....................................        230,000
Intangibles, net ................................................      6,778,000
                                                                    ------------

Total assets ....................................................   $  9,921,000
                                                                    ============

                      Liabilities and Stockholders' Equity
Current liabilities
   Line-of-credit ...............................................   $    200,000
   Accounts payable .............................................      2,087,000
   Accrued expenses .............................................        727,000
   Due to related companies .....................................        226,000
   Current portion - long term debt - related parties ...........      1,311,000
   Current portion - long-term debt .............................      1,200,000
                                                                    ------------
       Total current liabilities ................................      5,751,000

   Long term debt - related party ...............................        253,000
   Long term debt ...............................................        841,000
                                                                    ------------
       Total liabilities ........................................      6,845,000
                                                                    ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock $.001 par value, 5,000,000 shares authorized,
    none issued or outstanding ..................................           --
   Common stock, $.001 par value, 25,000,000 shares
    authorized, 16,305,000 issued and outstanding ...............         16,000
   Additional paid in capital ...................................     44,961,000
   Accumulated foreign currency translation adjustment ..........        108,000
   Accumulated deficit ..........................................    (42,009,000)
                                                                    ------------
     Total stockholders' equity .................................      3,076,000
                                                                    ------------

Total liabilities and stockholders' equity ......................   $  9,921,000
                                                                    ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements
Of Operations and Comprehensive Loss

                                                        For the Years Ended
                                                            December 31,
                                                        -------------------
                                                        1999           2000
                                                        ----           ----
Revenue
   Equipment sales and rental .................   $    107,000    $    273,000
   Consulting income ..........................        867,000           2,000
   Service bureau income ......................        601,000         383,000
                                                  ------------    ------------
     Total revenues ...........................      1,575,000         658,000
                                                  ------------    ------------

Expenses
   Cost of revenue ............................      1,955,000         475,000
   Research and development ...................      5,462,000       3,696,000
   Selling, general and administrative ........     10,980,000       4,731,000
   Impairment of software .....................     13,194,000            --
                                                  ------------    ------------
     Total operating expenses .................     31,591,000       8,902,000
                                                  ------------    ------------

   Net loss from operations ...................    (30,016,000)     (8,244,000)
                                                  ------------    ------------

Other
   Interest expense ...........................        537,000         973,000
   Other (income) .............................       (152,000)           --
   Loss on disposition of assets ..............           --           583,000
                                                  ------------    ------------
     Total other ..............................        385,000       1,556,000
                                                  ------------    ------------

Net loss before comprehensive loss ............    (30,401,000)     (9,800,000)

Other comprehensive (loss) income
   Foreign currency translation adjustments....        (62,000)         77,000
                                                  ------------    ------------

Comprehensive loss ............................   $(30,463,000)   $ (9,723,000)
                                                  ============    ============

Loss per common share - basic and diluted .....   $      (3.53)   $      (0.67)
                                                  ============    ============

Weighted average common shares outstanding ....      8,620,685      14,538,617
                                                  ============    ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)

                                                               Accumulated                                      Total
                                           Common Stock      Foreign Currency   Additional                  Stockholders'
                                         ------------------     Translation      Paid-in      Accumulated      Equity
                                         Shares      Amount     Adjustment       Capital         Deficit      (Deficit)
                                         ------      ------  ----------------   ---------     -----------     -----------

Balance - December 31, 1998 ....              1   $    --     $   93,000     $       --    $ (1,808,000)   $ (1,715,000)

Common stock acquired
   through reverse-merger ......        313,896        --           --               --            --              --

Common stock issued in
   connection with
   business reorganization .....      6,127,200       6,000         --         19,341,000          --        19,347,000

Stock issued to advisors .......      1,067,000       1,000         --          1,920,000          --         1,921,000

Stock issued in acquisition ....      5,372,800       6,000         --         12,205,000          --        12,211,000

Foreign currency
   translation adjustment ......           --          --        (62,000)            --            --           (62,000)

Net loss .......................           --          --           --               --     (30,401,000)    (30,401,000)
                                   ------------   ---------   ----------     ------------  ------------    ------------

Balance - December 31, 1999 ....     12,880,897      13,000       31,000       33,466,000   (32,209,000)      1,301,000

Common stock issued on private
   placement (net of $179,000 of
   offering costs) .............      1,311,250       1,000         --          2,441,000          --         2,442,000

Stock issued upon conversion
   of related party debt .......        530,778       1,000         --          1,124,000          --         1,125,000

Stock issued for services ......        105,000        --           --            256,000          --           256,000

Stock issued with
   debenture issuance ..........        300,000        --           --          1,200,000          --         1,200,000

Stock issued upon
   conversion of related
    party debt .................      1,177,290       1,000         --          6,474,000          --         6,475,000

Foreign currency
  translation adjustment .......           --          --         77,000             --            --            77,000

Net loss .......................           --          --           --               --      (9,800,000)     (9,800,000)
                                   ------------   ---------   ----------     ------------  ------------    ------------

Balance - December 31, 2000 ....     16,305,215   $  16,000   $  108,000     $ 44,961,000  $(42,009,000)   $  3,076,000
                                   ============   =========   ==========     ============  ============    ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements of Cash Flows

                                                                          For the Years Ended
                                                                              December 31,
                                                                          -------------------
                                                                          1999            2000
                                                                          ----            ----

Cash flows from operating activities
   Net loss ......................................................   $(30,401,000)   $ (9,800,000)
                                                                     ------------    ------------
   Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation and amortization ...............................      7,386,000       1,955,000
     Loss on disposal of assets ..................................           --           583,000
     Gain on sale of assets ......................................           --            (3,000)
     Accretion of interest on debt issue costs ...................           --           447,000
     Allowance for bad debts .....................................           --           578,000
     Deferred rent ...............................................        (15,000)         (8,000)
     Stock issued for services ...................................      1,921,000         136,000
     Impairment of software ......................................     13,194,000            --
     Purchased in process research and development ...............      4,530,000            --
     Changes in assets and liabilities ...........................           --              --
       Accounts receivable .......................................         83,000          45,000
       Prepaid expenses and other assets .........................          6,000           3,000
       Accounts payable ..........................................        231,000       1,378,000
       Accrued expenses ..........................................        544,000        (537,000)
                                                                     ------------    ------------
                                                                       27,880,000       4,577,000
                                                                     ------------    ------------
         Net cash used by operating activities ...................     (2,521,000)     (5,223,000)
                                                                     ------------    ------------

Cash flows from investing activities
   Purchase of equipment .........................................       (467,000)       (244,000)
   Net advances to related parties ...............................         84,000        (205,000)
   Receipts on notes receivable from related parties .............           --           (15,000)
                                                                     ------------    ------------
         Net cash used by investing activities ...................       (383,000)       (464,000)
                                                                     ------------    ------------

Cash flows from financing activities
   Proceeds on line-of-credit ....................................        195,000           5,000
   Cash paid for debt issuance costs .............................           --          (100,000)
   Net payments on related party advances ........................        (13,000)       (128,000)
   Proceeds on long-term debt ....................................        (59,000)      1,197,000
   Proceeds on long-term debt - related parties ..................      2,746,000       2,323,000
   Proceeds from the issuance of stock, net of offering costs ....           --         2,442,000
                                                                     ------------    ------------
         Net cash provided by financing activities ...............      2,869,000       5,739,000
                                                                     ------------    ------------

Effect of foreign currency translation on cash ...................        (62,000)         77,000

Net increase (decrease) in cash ..................................        (97,000)        129,000

Cash - beginning of year .........................................        113,000          16,000
                                                                     ------------    ------------

Cash - end of year ...............................................   $     16,000    $    145,000
                                                                     ============    ============
Continued on the following page.

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements of Cash Flows

Continued from the previous page.

Supplemental disclosure of cash flow information:
         Total cash paid for interest for the years ended December 31, 1999 and 2000 was $105,000 and $96,000, respectively.

Supplemental disclosure of non-cash investing and financing activities:
         During the year ended  December 31, 2000,  the Company  issued  3,424,318 shares of common stock in  conjunction with stock issuance, debt conversions and debenture placements of the Company.

         During  2000,  the Company  sold  substantially  all the assets and liabilities  of TRG,  Ltd.  in exchange  for 1,000,000 shares of stock in Superwire.com, which was valued at $583,000 (Note 1).

See notes to consolidated financial statements

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Description of Business

Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.‘s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox ‘s common stock. Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.‘s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

–	Arnox became Telemetrix Inc.

–	TRG Ltd. became Telemetrix Solutions Inc. (TSI)

–	WTC became Telemetrix Technologies

The Company offers wireless paging service, PCS service, telemetry systems, hardware and software and communications software and technology to telecommunications carriers and other businesses.

Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner’s monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck’s itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry applications include electric utilities, alarm companies and vending machine operations. Telecommunications carriers, such as

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Description of Business

Personal Communications Services (“PCS”) carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless communication service providers.

Principals of Consolidation

The consolidated balance sheet as of December 31, 2000 includes the accounts of the parent Company, Telemetrix, Inc. and its wholly-owned subsidiaries, TSI, TRG Inc., and WTC (Note 3). The statement of operations for the year ended December 31, 2000 includes the operations of TRG Ltd., Telemetrix, Inc, and WTC. The 1999 financial statements are the operations of TRG Ltd., and TSI and the operations of Telemetrix Inc., and WTC from the date of acquisition for the year then ended. All significant intercompany transactions and balances have been eliminated.

Investments

The Company received 1,000,000 shares of common stock in Superwire.com in the exchange of the assets and liabilities sold from its Canadian subsidiary. This investment has been classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115. This investment has been fully allowed for as its fair value cannot be determined as the stock is thinly traded. Therefore, the investment has been permanently impaired. Any unrealized gains and losses, other than permanent impairment, on this investment will be included in equity.

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

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Construction in Progress

Construction in progress consists of costs incurred through December 31, 2000 related to the construction of a PCS network in western Nebraska, which was not commercially operational at December 31, 2000. Currently the system and network is used for the testing and development of components and products related to the continuing development of GSM technology-based telemetry products and devices and will be used to deliver managed services.

Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During 1999, the Company impaired the value of the TRACCS software.

Deferred Rent

Rent expense is recorded on a straight-line basis over the terms of the respective lease. Differences between rent expenses recorded in the accompanying financial statements and the actual payments made under each lease is recorded as deferred rent. During the year ended December 31, 2000, the related lease was assumed in full in conjunction with the sale of the assets in Toronto, Canada.

Revenue Recognition

Paging service revenue consists of the monthly fees charged to subscribers. Revenue is recognized as service is provided. Consulting revenues are earned as time is incurred by the Company. Service Bureau income is recognized as monthly services are provided.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Income Taxes

Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from depreciation of fixed assets. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of one of the Company’s subsidiaries is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from translation are included in the stockholders’ equity.

The Company’s subsidiary located in Toronto, Canada had revenues for the years ended December 31, 1999 and 2000, of $1,500,000 and $400,000 respectively. Total long-lived assets were $839,000 and $7,000 and net assets were a deficit of $3,940,000 and $5,270,000 at December 31, 1999 and 2000, respectively. During the year ended December 31, 2000, the Company sold substantially all long lived assets in Toronto, Canada.

Net Loss Per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares. For the years ended December 31, 1999 and 2000 all potential common shares, were antidilutive and therefore were excluded from these calculations.

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

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

The Company has patents which operate in conjunction with various types of digital communications systems and system technologies. The patents deal with systems and technologies that reduce the overall cost of consolidating and delivering data, including such things as electrical and gas meter information, security services, and vending replenishment information.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short term maturity of these instruments. The Company’s bank credit facilities bear interest at rates which adjust frequently based on market rate changes. Accordingly, management believes that the fair value of that debt approximates its carrying value.

Recently Issued Accounting Pronouncement

In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS 137, “Accounting for Derivative Instruments and Hedging Activities - - Deferral of the Effective Date of FASB Statement No. 133” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133.” These statements establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. This accounting is effective beginning in 2001.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

Reclassifications

Certain balance in the December 31, 1999 financial statements have been reclassified to conform to the December 31, 2000 presentation.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2000, the Company incurred a consolidated net loss of approximately $9,800,000. Obligations were met through additional financing provided by related parties, the issuance of stock through private placements, issuance of convertible debentures, and conversion of debt.

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

Note 3 – Property and Equipment

Major classes of property and equipment at December 31, 2000 are as follows:

     Land                                     $    13,000
     Building and Improvements                     17,000
     Office equipment                              37,000
     Computer equipment and software              123,000
     Communication equipment                      813,000
     Vehicles                                      22,000
                                               ----------
                                                1,025,000
     Less accumulated depreciation              (795,000)
                                               ----------

                                              $   230,000
                                               ==========

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 4 - Intangible assets

Intangible assets subject to amortization include patents, licenses and goodwill. These assets are amortized on a straight-line basis using the following economic lives at December 31, 2000:

                                                             Accumulated
                                          Term          Cost      Amortization       Net
                                          ----          ----      ------------       ---

   Goodwill                              5 Years    $ 8,346,000   $ 2,148,000   $ 6,198,000
   Patent and patent applications       15 Years         56,000        11,000        45,000
   FCC Licenses                         10 Years        923,000       388,000       535,000
                                                    -----------   -----------   -----------

                                                    $ 9,325,000   $ 2,547,000   $ 6,778,000
                                                    ===========   ===========   ===========

Amortization expense was $6,823,000 and $1,766,000 for the years ended December 31, 1999 and 2000, respectively.

Note 5 – Accrued Expenses

Accrued expenses at December 31, 2000 consist of the following:

         Accrued interest - related party            $  243,000
         Accrued interest                                53,000
         Other                                          431,000
                                                      ---------

                                                     $  727,000
                                                      =========

Note 6 – Line-of-Credit

The Company has a $200,000 line-of-credit with a bank. Interest accrues at 9.5%. All outstanding principal and accrued interest is due on demand. The note matures in July 2001. The balance outstanding at December 31, 2000 was $200,000.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 7 – Long Term Debt – Related Parties

Note  payable to Tracy  Broadcasting  Company,  interest  at 11% per annum;
principal and interest due on demand, unsecured.                              $   40,000

Notes payable to a major stockholder,  interest at rates from 9% to 11% per annum;  principal  and interest are on varying dates from May 2001, to July
2001, unsecured.                                                                 771,000

Notes payable to a major stockholder,  interest at rates from 9% to 11% per annum;  principal  and  interest  due on varying  dates from June 2001,  to
December 2001, unsecured.                                                        500,000

Notes payable to BGC Investments, LLC, a major stockholder, interest at 12%
per annum; principal and interest due at varying amounts from December 2000 through March 2001,  unsecured.  At the option of BGC Investments,  LLC the outstanding loan balance is convertible into common stock at prices ranging from $1.50 to $3.02 per  share.  The  conversion  prices  equaled  the fair
market values of the stock at the date of the notes.                              253,000
                                                                               ----------
                                                                                1,564,000
     Less current portion                                                      (1,311,000)
                                                                               ----------
                                                                              $   253,000

Long-term debt - related parties matures as follows:

         Year Ending December 31,
         ------------------------

                2001                            $  1,311,000
                2002                                 253,000
                                                 -----------

                                                $  1,564,000
                                                 ===========

Interest expense for the years ended December 31, 1999 and 2000 to related parties was $465,000 and $438,000, respectively.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 8 – Long-Term Debt

Long-term debt consists of the following at December 31, 2000:

Note  payable -  Federal  Communications  Commission  (C  Block).  Interest
accrues  at 7% per  annum.  Interest  only  payments  of  $13,543  due on a quarterly  basis  through  September  30,  2002.  Quarterly  principal  and interest  payments of $55,875  beginning  December  2002 until  maturity at
September  2002.  The note is secured by the FCC  License  No.  PBB411C.       $   774,000

Note  payable -  Federal  Communications  Commission  (F  Block).  Interest
accrues  at 6.25% per  annum.  Interest  only  payment  of $1,163  due on a quarterly  basis  through  April 1999.  Quarterly  principal  and  interest payments of $2,975  beginning  July 2001 until  maturity at April 2007. The
note is secured by the FCC License No. CWB411F.                                     67,000

Convertible  Debenture  Payable -  Interest  accrues  at 6.25%  per  annum.
Principal  and  interest  due upon  maturity  at  December  31,  2001.  The conversion  feature allows the holder to use the debenture as payment for a like  value of  securities  should  the  company  make a  successful  stock issuance  of $6 million at January 1, 2001.  The  company  has made no such
issuance.                                                                        1,200,000
                                                                                ----------
                                                                                 2,041,000
     Less current maturities                                                    (1,200,000)
                                                                                ----------
                                                                               $   841,000
                                                                                ==========

Long-term debt matures as follows:

         Year Ending December 31,
         ------------------------

               2001                              $  1,200,000
               2002                                     8,000
               2003                                    51,000
               2004                                   186,000
               2005                                   199,000
               Thereafter                             397,000
                                                  -----------

                                                  $ 2,041,000
                                                  ===========

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 9 – Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000. The following table sets forth the primary components at December 31, 2000:

   Deferred tax asset:
     Net operating loss carryforwards                   $ 6,532,000
     Valuation allowance                                 (6,532,000)
                                                        -----------

                                                        $         -
                                                        ===========

At December 31, 2000, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the ability to realize such tax assets. Therefore, a full valuation is appropriate.

At December 31, 2000, the Company had approximately $19,212,000 of federal net operating loss carryforwards for tax reporting purposes available that were not subject to limitations due to change in control and $17,581,000 federal net operating loss carryforwards that are subject to certain limitations due to change in control. These net operating losses expire through 2009.

Note 10 - Common Stock

On March 31, 2000, the Company issued 1,262,500 shares of the common stock to various related and unrelated parties for total proceeds of $2,621,000. The shares of stock included warrants to purchase 631,250 shares of common stock. In conjunction with the issuance, 48,750 shares with no warrants were also issued to stock placement agents. The total stock issuance costs related to the private placement were $178,750.

On June 30, 2000 convertible notes payable and accrued interest to BGC, Investments, LLC, a major stockholder of the Company of $1,029,053 were converted to 510,778 shares of common stock. The Company also issued 20,000 shares of common stock to placement agents as payment for services rendered in the conversion. The total stock issuance costs related to the conversion was $95,000.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 10 - Common Stock (continued)

In September 2000, the Company received proceeds of $1,200,000 in exchange for the issuance of $1,200,000 of convertible debentures and 300,000 shares of common stock. The convertible debentures bear an interest rate of 6% per the terms on the note. The debentures are convertible at face value plus accrued interest into common stock prior to January 1, 2001 in the event of an offering of common stock by the company that exceeds $6,000,000 in gross proceeds. The conversion rate would be equal to the stock price in the offering. The maturity date of the debentures is December 31, 2001. The Company also issued 30,000 shares of common stock at the fair market value of $4 per share to stock placement agents as payment for services rendered. The issuance costs are amortized over the term of debenture.

In September, 2000, notes payable and accrued interest due to Hartford Holdings, a major stockholder of $6,475,000 were converted into 1,177,240 shares of common. The Company also issued 75,000 shares of common stock valued at the fair market value at the date of issuance of $1.81 to placement agents as payment for services rendered in the conversion. The total stock issuance costs related to the conversion was $135,900.

Warrants

In conjunction with the private placement, every 2 shares issued included a warrant to purchase common stock of the company at $3.00 per share, for a total of 31,250 shares. The warrants expire December 2003.

Stock Options

The Company sponsors a stock option plan which covers certain key management personnel. Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Options may not be exercised prior to one year or more than five years from the date of grant. During 2000, the Company issued options to purchase 600,000 shares of common stock at the fair value at the date of grant to employees and directors.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 10 - Common Stock (continued)

Stock Options (continued)

A summary of the status of the Company's options and warrants are as follows:

                                                             December 31, 2000
                                                      ------------------------------
                                                                            Weighted
                                                                             Average
                                                       Number of Shares     Exercise
                                                      Options   Warrants      Price
                                                      -------   --------    ---------

Outstanding at beginning of year                         --         --      --
         Granted                                      600,000    631,250   $   3.79
         Exercised                                       --         --      --
         Canceled                                        --         --      --
                                                     --------   --------   --------

Outstanding at end of year                            600,000    631,250   $   3.79
                                                     ========   ========   ========

Exercisable at December 31, 2000                      245,000    631,250
                                                     ========   ========

Weighted average remaining contractual life          4.43 years
Weighted average fair value                          1.75

Had compensation cost for the options been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows (in thousands except for per share data):

                                                           December 31,
                                                               2000
                                                           -----------

Net loss - as reported                                       $ (9,800,000)
Net loss - pro forma                                         $(10,000,000)
Loss per share - basic and assuming dilution as reported     $       (.67)
Loss per share - pro forma                                   $       (.74)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, expected stock price volatility of 43%, risk free interest rate is 6.0% and expected life of options from 5 to 10 years.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 11 – Related party transactions

During 2000, the Software Factory filed for bankruptcy. Also during 2000, WEB CCB, Mondetta and the Becker Group of Companies stopped operations. Allowances have been made for the amounts due from these companies in excess of amounts due to the respective companies.

Due from related parties

Tracy Broadcasting Company                             $     3,000
Michael Tracy                                                5,000
Mondetta Telecommunications Inc. (Mondetta")                19,000
Web CCB Systems Inc. ("WEB")                                27,000
Software Factory Inc.                                      205,000
                                                       -----------
Total due from related parties                             259,000
Less allowance                                            (221,000)
                                                       -----------

                                                       $    38,000
                                                       ===========

Due to related parties

Becker Group of Companies (BGC)                        $    41,000
Software Factory Inc.                                      185,000
                                                       -----------

                                                       $   226,000
                                                       ===========

The amounts due from BGC are non-interest bearing and due on demand. The amounts due to related companies are due on demand bearing interest at US prime.

Hartford Holdings Ltd. is the Parent of WEB, BGC, and Telemetrix Software Factory Inc., Mondetta is controlled by a person related to the stockholder of Hartford Holdings Ltd.

The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at 12/31/00 was $188,000 net of a $175,000 allowance. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred. The note is being renegotiated in order for Hartford Holdings to assume the note and allow the Company to offset its note payable to Hartford Holdings.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Software Agreements

The Company entered into an agreement with a vendor for the research and development of software to be used in conjunction with the Company’s telemetry technology. The total contract amount was $500,000 USD and is payable as the project is completed. During 1999 to 2000, the Company has paid $443,000 to the vendor. The Company is also committed to an automatically renewing service agreement requiring monthly payments of $12,000. The agreement automatically renews as long as the software is used. At December 31, 2000, the Company had included in trade payables $247,000 due to this vendor for unpaid contract completion costs and for monthly service charges.

Operating Leases - Related Parties

The facility occupied by the Company in Gering, Nebraska is being leased at $2,500 per month from an officer of the Company. The lease requires WTC to pay for utilities and taxes and contains no provisions for renewal.

Legal Proceedings

The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company’s consolidated and combined financial statements.

Employment Contracts

The Company is party to four employment contracts which require total annual salary payments of approximately $367,000. These contracts expire at various dates through 2003 with options to extend.

Note 13 – Subsequent Events

Related Party Notes

In January 2001, the Company entered into various notes payable to a stockholder for $39,000 at rates ranging from 9.5% to 11%per annum due on demand.

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

March 28, 2001                                                                                                 By: /s/   JAMES DOYLE
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

                 Signature                                                                                                                  Title                                                                                    Date

                              *                                                                                               Chairman of the Board of Directors
                 William W. Becker

                              *                                                                                               Director & Chief Executive Officer
                 Michael J. Tracy

                              *                                                                                               Director
                 Michael L. Glaser

                                                                                                                            *By:  /s/ JAMES DOYLE                                                                    March 28, 2001
                                                                                                                                        James Doyle, Attorney-In-Fact

TELEMETRIX INC.
(COMMISSION FILE NO. 0-14724)

ANNUAL REPORT ON SEC FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31, 2000

INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT

Exhibit                                                                                                                                                                                                         Exhibit Page

(24) Power of Attorney.

         (24.1)   Power of Attorney for Officers and Directors of Company.........................................2