Form 10QSB
period 2001-03-31
TELEMETRIX INC
filed 2001-05-15
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2001

TELEMETRIX INC.
(Exact Name of Registrant as Specified in its Charter)

                                                                           Delaware                                                        0-14724                                                        59-345-3156
                                                  (Jurisdiction of incorporation)                           (Commission File Number)                   (I.R.S. Employer Identification Number)

Telemetrix Inc.
c/o J. Doyle, Chief Financial Officer
1225 Sage Street
Gering, Nebraska 69341
(308) 436-4090
(Address, including zip code, & telephone number, of Registrant's principal executive offices)

Indicate by check mark whether the Registrant has:     Yes[X]  No [   ]

(1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) been subject to such filing requirements for the past 90 days.

On March 31, 2001, Registrant had 16,366,523 issued and outstanding common shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No[X]

TELEMETRIX INC.
(Commission File No. 0-14724)

TABLE OF CONTENTS FOR FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

PART II - OTHER INFORMATION

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking terms such as “may”, “might”, “will”, “should”, “could”, “expect”, “plans”, “anticipate”, “believe”, “estimate”, “continue” or similar words identify such statements. Investors should read statements that contain these terms carefully because they: (1) discuss our future expectations; (2) project our future results of operations or of its financial condition; or (3) state other “forward-looking” information. Such statements are not historical facts; they merely explain our expectations about the future. We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information as of March 31, 2001 is unaudited)

                                                                                March 31     December 31
                                                                                  2001          2000
                                                                               ---------     -----------
                                     ASSETS
Current assets:
   Cash...................................................................... $        0    $    145
   Accounts receivable, net of allowance for doubtful accounts ..............         27          33
   Note receivable-- related party ..........................................        193         188
   Due from related companies ...............................................         32          38
   Prepaid expenses .........................................................          3           5
                                                                                --------    --------
      Total current assets ..................................................        255         409

Property & equipment ........................................................      1,644       1,667
Debt Issuance Costs .........................................................        838       1,067
Intangibles .................................................................      6,340       6,778
                                                                                --------    --------

         Total assets........................................................ $    9,077    $  9,921
                                                                                ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Line of credit............................................................ $      200    $    200
   Accounts payable .........................................................      2,166       2,087
   Accrued expenses .........................................................        731         727
   Due to related companies .................................................        226         226
   Current portion-- long term debt-- related parties .......................      1,442       1,311
   Current portion of long term debt ........................................      1,200       1,200
                                                                                --------    --------

     Total current liabilities ..............................................      5,965       5,751

Long term debt-- related party ..............................................        268         253
Long term debt ..............................................................        846         841
                                                                                --------    --------
     Total long-term liabilities ............................................      1,114       1,094
       Total Liabilities ....................................................      7,079       6,845
                                                                                --------    --------

Shareholders equity:
   Common stock, $0.001 par value; 25 million shares authorized;
      16,367,000 and 16,305,000 shares issued and outstanding
        at March 31, 2001 and December 31, 2000 respectively ................         16          16
Additional paid-in capital ..................................................     45,111      44,961
Foreign currency translation ................................................        108         108
Accumulated deficit .........................................................    (43,237)    (42,009)
                                                                                --------    --------
       Total Shareholders' Equity ...........................................      1,998       3,076
                                                                                --------    --------

            Total Liabilities and Shareholder's Equity....................... $    9,077    $  9,921
                                                                                ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Information relating to the three month periods ended March 31, 2000 and 2001 is unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                       2001             2000
                                                       ----             ----
Revenue:
   Equipment sales & rental ................     $         57      $         74
   Service income ..........................                0               107
                                                 ------------      ------------

       Total Revenue .......................               57               181
                                                 ------------      ------------

Expenses:
   Cost of Revenue .........................     $         12      $         62
   Research & development ..................               63             1,024
   Selling, general & administrative .......              763             1,341
                                                 ------------      ------------
       Total Operating Expenses ............              838             2,427
                                                 ------------      ------------

Net loss from operations ...................             (781)           (2,246)
                                                 ------------      ------------

Other Expense:
   Interest expense (income) ...............              456               139
   Other expense (income) ..................               (9)               (5)
                                                 ------------      ------------

       Total other expense (income) ........              447               134
                                                 ------------      ------------

Net loss ...................................     $     (1,228)     $     (2,380)
                                                 ============      ============

Weighted average shares outstanding
     during period .........................       16,366,523        13,313,814

Loss per
     share .................................     $      (0.08)     $      (0.18)
                                                 ============      ============

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Information relating to the three month periods ended March 31, 2000 and 2001 is unaudited)

                                                                       Three Months
                                                                      Ended March 31,
                                                                   --------------------
                                                                     2001        2000
                                                                     ----        ----
Cash flow from operating activities
   Net loss for the period ....................................   $(1,228)   $(2,380)

   Adjustments to reconcile net loss to cash used in operations
     Amortization & depreciation ..............................       461        501
     Accretion of interest on debt issue costs ................       379          0
     Accrued interest included in notes payable ...............         5          0
     Changes in assets and liabilities
       In accounts receivable .................................         6        (25)
       In other assets ........................................         2          0
       In accounts payable ....................................        79        306
       In accrued liabilities .................................         4         91
                                                                  -------    -------
         Total adjustments ....................................       936        873
              Net cash used in operating activities ...........      (292)    (1,507)
                                                                  -------    -------

Cash flow from investing activities
   Increase in capital assets .................................         0        (93)
                                                                  -------    -------
            Net cash used in investing activities .............         0        (93)
                                                                  -------    -------

Cash flow from financing activities
   Payments on line-of-credit .................................         0       (195)
   Proceeds (payments) from long-term debt ....................         0          6
   Advances on notes receivable ...............................        (5)         0
   Proceeds from issuance of share capital ....................         0      2,474
   Proceeds from related companies ............................         6         80
   Proceeds from notes payable - related party ................       146          0
   Change in Deferred rent liability ..........................         0          3
                                                                  -------    -------
            Net cash from financing activities ................       147      2,368
                                                                  -------    -------

Effect of foreign current translation on cash .................         0        (66)
                                                                  -------    -------

Net increase (decrease) in cash & cash equivalents ............       145        702
                                                                  -------    -------
Cash, beginning of period .....................................       145         16
                                                                  -------    -------
Cash, end of period ...........................................   $     0    $   718
                                                                  =======    =======

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information as of and relating to the three month periods ended March 31, 2000 and 2001, is unaudited)

1. Description of Business

     Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.'s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox’s common stock. Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.’s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. ("Telemetrix");

—	TRG-Ltd. became Telemetrix Solutions Inc. (TSI)

—	WTC became Telemetrix Technologies Inc.

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

2. Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for March 31, 2001, and 2000 include the accounts of Telemetrix Inc. (the parent company) and its wholly-owned subsidiaries, Telemetrix Solutions and Telemetrix Technologies.

     The results for three months ended March 31, 2001, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2000 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

     In Management's opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's financial position at March 31, 2001, and the results from operations for the three months ended March 31, 2001, and the cash flows for the three months ended March 31, 2001.

3. Related Party Transactions

     During 2000, the Software Factory ceased operations. Also during 2000, WEB CCB, Mondetta and the Becker Group of Companies stopped operations. Allowances have been made for the amounts due from these companies in excess of amounts due to the respective companies.

     Due from related parties

        Tracy Broadcasting Company                              $       3,000
        Mondetta Telecommunications Inc. (Mondetta")                   18,000
        Web CCB Systems Inc. ("WEB")                                   26,000
        Software Factory Inc.                                         195,000
                                                                -------------
        Total due from related parties                                242,000
        Less allowance                                               (210,000)
                                                                -------------

                                                                $      32,000
                                                                =============

     Due to related parties

        Becker Group of Companies (BGC)                        $      41,000
        Software Factory Inc.                                        185,000
                                                               -------------

                                                               $     226,000
                                                               =============

     The amounts due from BGC are non-interest bearing and due on demand. The amounts due to related companies are due on demand bearing interest at US prime.

     Hartford Holdings Ltd., a significant shareholder of Telemetrix Inc., is the Parent of WEB, BGC, and Telemetrix Software Factory Inc., Mondetta is controlled by a person related to the stockholder of Hartford Holdings Ltd.

     The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at March 31, 2001 was $188,000 net of a $175,000 allowance. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

     Current portion-long term debt-related parties increased due to additional notes payable from a major shareholder, interest rates ranging from 8.5% to 23.4%. Principal and interest are due on demand. The proceeds were used to fund operations.

4. Commitments & Contingencies

     Software Agreements. The Company entered into an agreement with a vendor for the research and development of software to be used in conjunction with the Company's telemetry technology. The total contract amount was $500,000 USD and is payable as the project is completed. During 1999 to 2000, the Company has paid $443,000 to the vendor. The Company is also committed to an automatically renewing service agreement requiring monthly payments of $12,000. The agreement automatically renews as long as the software is used. At March 31, 2001, the Company has included in trade payables $247,000 due to this vendor for unpaid contract completion costs and for monthly service charges.

     Operating Leases - Related Parties. The facility occupied by the Company in Gering, Nebraska is being leased at $2,500 per month from an officer of the Company. The lease requires WTC to pay for utilities and taxes and contains no provisions for renewal.

     Legal Proceedings. The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company's consolidated and combined financial statements.

     Employment Contracts. The Company is party to four employment contracts, which require total annual salary payments of approximately $367,000. These contracts expire at various dates through 2003 with options to extend.

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

        The T3000 uses the SMS capability of existing PCS networks: this wireless transmission technology eliminates any need for on-premises wiring, offers widespread coverage and permits easy mobility. T3000 SMS transmissions will not overload the local PCS network because they do not use the network’s voice or data channels. Since SMS is available from the local PCS operators, T3000 users need not obtain FCC licenses. Furthermore, the Company’s patents prevent potential competitors from using the Company’s proprietary technology which covers automatically collecting and transmitting telemetry data over the Control Channel of the digital wireless networks via SMS, which gives T3000 a competitive advantage.

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

Other Developments

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

        The Data Products and Services Market. Data products and services were the highest growth segment of the telecommunications industry in the 1990‘s. According to Data Communications, data-related products and services accounted for revenues of almost $111 billion in 1999 - a growth rate of approximately 18.8% from 1998. According to the Yankee Group, current trends suggest that data revenues will double over the next three years and will grow five times faster than voice revenues.

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
________________________________________________________________________________________________________________
    Public and                  o  Parking Meters         o  Parking meter         o  A city is losing
    Municipal Services          o  Highway Tolls             servicing                money everyday
                                o  Streetlights           o  Service route            because parking
                                o  Railroad Crossing         management               meters are full or
                                   Switches               o  Preventive               robbed
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

        The T3000 is in Test and Evaluation program at many Clients, and will move to the full marketing and commercialization phase in late second quarter of 2001. Numerous meetings are set, field trials are scheduled and convention exhibits are booked. The T3000 e-Telemetry Data SystemTM is ready for early scheduled deliveries in the late second quarter 2001 and product delivery late third quarter 2001.

        Through the relationship with Ericsson, Telemetrix will use wireless operators (carriers) with wireless knowledge, that have established relationships in their service market and coverage area, to capitalize on market presence, wireless brand awareness, data aggregation by the T3000 CommCenter units which will reduce the cost per telemetry origination point. Telemetrix e-Telemetry Data System will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a completed and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks, generating enhanced revenues for operators SM capability that is currently not financially productive. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which can be delivered by any other entity in a market, at a competitive price.

        Telemetrix Inc. is positioned to quickly gain nationwide capability and to become a nationwide telemetry data service provider.

REGULATION

        Wireless telecommunications services are subject to significant regulation and we could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the “Communications Act”) including amendments by the Telecommunications Act of 1996, the FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FCC or a contractual arrangement with a licensee. The provision of local exchange service through wireless local loop may be subject to state regulation. Approvals from state and local governments may be required to utilize public rights-of-way necessary to install and to operate networks, transmission towers, equipment, and other facilities. Furthermore, transfers of control of certificated carriers and assignments of regulatory authorizations often require prior approval from the FCC and state regulatory agencies.

        The Company’s telecommunications services also must comply with federal and state common carrier regulations, including certification, notification, registration and tariffing requirements. Although the FCC eliminated the tariffing requirements for interstate non-dominant carriers, such carriers must continue to file interstate tariffs until a federal court completes reviewing such detariffing and declares that the detariffing order is lawful. When necessary, we will file interstate tariffs with the FCC and state tariffs with the State of Nebraska and any other states where the Company is certified to provide wireless local exchange services. The FCC and numerous state agencies also impose prior approval requirements on transfers of control of certificated carriers and assignments of regulatory authorizations. States also often require prior approvals or notifications for the issuance of stock, bonds or other forms of indebtedness. The FCC and state regulatory agencies generally retain the right to sanction a carrier, impose forfeitures, mandate refunds or impose other penalties in the event of regulatory non-compliance by a carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, operating results and financial condition of the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company’s compliance or non-compliance with applicable laws and regulations.

EMPLOYEES

     The Company had 14 full-time employees on March 31, 2001. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See “Management”. While Nebraska is an Open Shop State, no Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

     Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG--US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG--US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG--US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.(“TRG--Canada”), which offered some Customer Care Services in Canada; TRG--US then acquired TRG--Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG--US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG--US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

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

OPERATIONS ANALYSIS

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

        The direction of the Company has shifted to focus on the commercialization of the T3000 wireless telemetry system. During late 1999, the TRACCS software, which was used for the billing service operations, was closely analyzed and management believed the value of the software was impared and the value of the software was written- off. The original value of the software prior to any amortization or write down was $25 million. The majority of the accumulated deficit in the Shareholder’s Equity is the amortization and subsequent write-down of this software. Early in 2000, management reviewed the continued operation and the future of the billing service bureau and concluded that the Telemetrix Solutions business should be sold. During the second and third quarter, the Company sought a buyer for the business and was successful in selling it in August 2000. The sale was to Nextech Catalysts Inc., and included almost all of the assets of the operations as well as certain liabilities. The assets and liabilities were exchanged for a certain number of shares of Superwire.Com common stock. This has allowed the company to reduce the monthly operating overhead, eliminate the deficits created by this operation, focus on the core competencies of the company and redirect management and operation’s efforts to commercializing and deploying of the T3000 system.

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

        During 2000, the Company undertook two rounds of financing to support our activities for the year. The first was a private placement of 1,311,250 shares of common stock, which raised $2.4 million in March 2000. The second round of financing, a convertible debenture, raised $1.2 million occurred in September 2000. Additionally, we have engaged H.C. Wainwright & Co., Inc. as our investment bank and financial advisor. H.C. Wainwright & Co., Inc. is a leading, well-respected East Coast investment banking firm, which specializes in high tech companies. Their role will be to support our Company's aggressive growth strategies, including raising additional capital as needed.

        The focus of the first quarter of 2001 was the continuation of the software development for the Network Operations Center as well as the development of documentation and tutorials for installation and maintenance of the system. We also have spent significant resources in marketing the T3000 system. The T3000 e-Telemetry Data SystemTM will be available for commercial distribution late in the second quarter of 2001.

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
                               T3000 software sales    Customer Care and Support; License fees
                               Data transmission       Carrier settlements; roaming fees

WIRELESS SERVICES

        Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $19,000 in monthly revenue. Prior to 1998, monthly revenue was higher, but WTC concentrated on developing the T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenues. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000 and has not been commercially available. We will commence commercial PCS operations late 2001.

Operating Expenses

        As we develop our products and services and ready them for market, the operating expenses principally consist of research & development, pre-production, license and general & administrative costs. When we launch products and services, sales & marketing expenses substantially increase, while research & development, pre-production and license costs decrease. After sales of products and services reach “regular” levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative. Since we are still in the initial stages of our business plan, we believe that operating expenses, particularly for wireless telemetry and wireless telecommunications, will continue to increase during the next year as we continue development and commercialization, pre-production and manufacturing and expand our operations.

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

CAPITAL EXPENDITURES

        The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center (“T-NOC”). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies).

LICENSING

        Some of our products and services utilize intellectual property of other parties, which generally requires us to pay license fees. Such license fees can take the form of initial payments, continuing royalties or both types of payments. Our current license fees include a lump sum payment to Plextek Inc. for the right to use their GSM-PCS 1900 radio design and a recurring license to The Technology Partnership (“TTP”) to use their GSM protocol software in that embedded radio. We also must reserve funds to pay licenses on “essential patents” on the GSM radio and protocols, which is a standard practice in the industry.

PRE-PRODUCTION

        Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association (“CSA”) and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. Pre-production costs will end when the system is commercially available in June 2001.

SALES & MARKETING

        Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company’s, products and services are innovative and relatively unknown, we must conduct considerable “missionary” marketing to create awareness of our products and services.

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

RESULTS OF OPERATIONS
Quarter ended March 31, 2001 compared to Quarter ended March 31, 2000

        The following discussion contains comparisons between the quarter ended March 31, 2001 (“Recent Period” and the quarter ended March 31, 2000 (“Prior Period”). The financial statements for both periods include TRG, TSI and Telemetrix Technologies for the full period. TSI in the Prior Period included the operations of the Billing Service Bureau, which was sold in the third quarter 2000. The decrease in revenues and operating expenses from Recent Period and Prior Period can be attributed to the sale of this operation.

        During the recent period, our prime focus has been the finalization of the software development for the T3000 system, as well, making significant progress in marketing the T3000 to the marketplace.

        Revenue totaled $57,000 during the Recent Period, compared to $181,000 during the Prior Period. During the Recent Period, we received $57,000 from equipment sales and rentals. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

        Operating expenses were $838,000 during the Recent Period. These expenses are primarily due to the amortization of goodwill resulting from the acquisition of WTC, and the software development costs for the T3000 technology.

        Costs of Revenue was approximately $12,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold and salaries and wages of employees related to the sales as well as agent fees and repair parts.

        Research & Development expenses were approximately $63,000 for the Recent Period. The primary component of this expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

        Selling, General & Administrative expenses were $763,000 for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $459,000 for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $1.3 million SG&A expenses for the Prior Period were primarily salaries and other operating expenses related to the Service Bureau operations.

        Interest expense was $456,000 for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3000 as well as operations. Interest expense for the Prior Period was $139,000, also interest on loans from related parties.

        Net loss. We reported a net loss of $1.2 million for the Recent Period. The principal components of this net loss were amortization and depreciation of $459,000, interest expense of $456,000, research and development of $63,000 and normal operating expenses. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

        Accumulated Deficit. Accumulated deficit for the recent period was $43.2 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

        LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $292,000 in cash for operations, primarily for salaries, marketing expenses and other operating expenses. During the Recent Period we generated cash flow from financing activities of $147,000 which primarily came in the form of notes payable with related parties. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

        Funding Requirements. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for:

Development and Commercialization

        Development and commercialization prior to commercial distribution will require approximately $1,200,000. This includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., FCC, ANSI, UL, and CE Mark), software interface development, and completion of manufacturing design. After commercial distribution begins, $800,000 will be required for the integration of TDMA, CDMA, the European GSM module and new technologies.

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

Item 2. Changes in Securities and Use of Proceeds.

        (a) Not Applicable.

        (b) Not Applicable.

        (c) Issuance of Unregistered Securities - The following tables summarize all securities that we issued during the quarter ended March 31, 2001, in unregistered offerings:

                                                                                  Deemed Per
      Date     Title of Security    Amount   Class of Purchaser       Exemption   Share Price  Proceeds
      ----     -----------------    ------   ------------------       ---------   -----------  --------
      12/28/00   Common Stock(1)    61,358   Accredited Investors     Rule 506     $2.44(2)       (3)
      -----------------------
      (1) Issued as part consideration for a bridge loan of $150,000.
      (2) The $2.44 per-share price was the closing trading price for the Common Stock on December
          28,2000.
      (3) Issued as part consideration for a bridge loan, so no cash consideration was received specifically for this stock.

        (d) Not Applicable.

Item 3. Defaults Upon Senior Securities.

        (a) Not Applicable.

        (b) Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted for a vote of Security Holders.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        (b) Reports on Form 8-K. None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                               TELEMETRIX INC., a Delaware corporation

May 10, 2001                                                                                                    By: /s/   James Doyle
                                                                                                                                        James Doyle
                                                                                                                                       Signing for Registrant and as Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

Exhibit                                                                                                                                                                                                         Exhibit Page

None