Form 10QSB
period 2001-06-30
TELEMETRIX INC
filed 2001-08-20
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2001

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

On June 30, 2001, Registrant had 16,625,978 issued and outstanding common shares.

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information as of June 30, 2001 is unaudited)

                                                                                June 30     December 31
                                                                                 2001          2000
                                                                                -------     -----------
                                       ASSETS
Current assets:
   Cash......................................................................$          0    $    145
   Accounts receivable, net of allowance for doubtful accounts ...............         24          33
   Note receivable-- related party ...........................................        193         188
   Due from related companies ................................................         33          38
   Prepaid expenses ..........................................................          6           5
                                                                                 --------    --------
      Total current assets ...................................................        256         409

Property & equipment .........................................................      1,754       1,667
Intangibles ..................................................................      5,896       6,778
                                                                                 --------    --------

         Total assets........................................................$      7,906    $  8,854
                                                                                 ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Line of credit............................................................$        200    $    200
   Accounts payable ..........................................................      2,378       2,087
   Accrued expenses ..........................................................        786         727
   Due to related companies ..................................................        226         226
   Current portion-- long term debt-- related parties ........................      1,783       1,311
   Current portion of long term debt .........................................      1,200       1,200
                                                                                 --------    --------

     Total current liabilities ...............................................      6,573       5,751

Long term debt-- related party ...............................................        237         253
Long term debt ...............................................................        841         841
                                                                                 --------    --------
     Total long-term liabilities .............................................      1,078       1,094
       Total liabilities .....................................................      7,651       6,845
                                                                                 --------    --------

Shareholders' equity:
   Common stock, $0.001 par value; 25 million shares authorized;
      16,626,000 and 16,305,000 shares issued and outstanding at June
        30, 2001 and December 31, 2000 respectively ..........................         17          16
Additional paid-in capital ...................................................     45,265      44,961
Debt issuance costs ..........................................................       (663)     (1,067)
Foreign currency translation .................................................        108         108
Accumulated deficit ..........................................................    (44,472)    (42,009)
                                                                                 --------    --------
       Total shareholders' equity ............................................        255       2,009
                                                                                 --------    --------

            Total liabilities and shareholders' equity.......................$      7,906    $  8,854
                                                                                 ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Information relating to the three and six month periods ended June 30, 2000 and 2001 is unaudited)

                                                  Three Months Ended               Six Months Ended
                                                        June 30,                       June 30,
                                                    2001         2000             2001          2000
                                                    ----         ----             ----          ----
Revenue:
   Equipment sales & rental.............   $         56    $         68    $        113    $        142
   Service income ......................              0             112               0             219
                                           ------------    ------------    ------------    ------------

       Total revenue ...................             56             180             113             361
                                           ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue .....................              8              59              20             122
   Research & development ..............             39           1,668             102           2,692
   Selling, general & administrative ...            825           1,392           1,588           2,732
                                           ------------    ------------    ------------    ------------
       Total operating expenses ........            872           3,119           1,710           5,546
                                           ------------    ------------    ------------    ------------

 Net loss from operations ..............           (816)         (2,939)         (1,597)         (5,185)
                                           ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) ...........            421             186             877             325
   Other expense (income) ..............             (2)              0             (11)             (5)
                                           ------------    ------------    ------------    ------------
       Total other expense (income) ....            419             186             866             320
                                           ------------    ------------    ------------    ------------

Net (loss)..............................   $     (1,235)   $     (3,125)   $     (2,463)   $     (5,505)
                                           ============    ============    ============    ============

Weighted average shares outstanding
     during period .....................     16,346,523      14,192,147      16,356,523      13,755,064

Loss per
     share..............................   $      (0.08)   $      (0.22)   $      (0.15)   $      (0.40)
                                           ============    ============    ============    ============

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Information relating to the six month periods ended June 30, 2000 and 2001 is unaudited)

                                                                             Six Months
                                                                            Ended June 30,
                                                                            --------------
                                                                           2001        2000
                                                                           ----        ----
Cash flow from operating activities
   Net loss for the period..........................................$    (2,463)   $    (5,505)

Adjustments to reconcile net loss to cash used in operations
     Amortization & depreciation....................................        910          1,004
     Accretion of interest on debt issue costs......................        709              0
     Changes in assets and liabilities
       In accounts receivable.......................................          9            (34)
       In other assets..............................................         (1)             1
       In accounts payable..........................................        291          1,161
       In accrued liabilities.......................................         59             62
                                                                     ----------     ----------
         Total adjustments..........................................      1,977          2,194
              Net cash used in operating activities.................       (486)        (3,311)
                                                                     ----------     ----------

Cash flow from investing activities
   Increase in capital assets.......................................       (115)          (132)
                                                                     -----------    ----------
            Net cash used in investing activities...................      (115)           (132)
                                                                     ----------     ----------

Cash flow from financing activities
   Payments on line-of-credit.......................................          0              5
   Proceeds (payments) from long-term debt..........................          0              1
   Proceeds (payments) from long-term debt - related party..........        456            920
   Advances on notes receivable.....................................         (5)          (21)
   Proceeds from issuance of share capital..........................          0          2,623
   Advances to related parties......................................          0          (155)
   Advances from related companies..................................          5            130
   Change in deferred rent liability................................          0            (4)
                                                                     ----------     ----------
            Net cash from financing activities......................        456          3,499
                                                                     ----------     ----------

Effect of foreign currency translation on cash......................          0            (16)
                                                                     ----------     -----------

Net increase (decrease) in cash & cash equivalents..................      (145)             40
                                                                     ----------     ----------
Cash, beginning of period...........................................        145             16
                                                                     ----------     ----------
Cash, end of period.................................................$         0    $        56
                                                                     ==========     ==========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and relating to the three month and six month periods ended
June 30, 2000 and 2001, is unaudited)

1. Description of Business

     Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”) acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.’s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox’s common stock. Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.’s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);

—	TRG-Ltd. became Telemetrix Solutions Inc. (TSI)

—	WTC became Telemetrix Technologies Inc.

     The Company offers telemetry systems using existing PCS infrastructure. Additionally it offers wireless paging services to western Nebraska, eastern Wyoming and northeastern Colorado.

     Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner’s monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck’s itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. An example of businesses requiring telemetry applications includes electric utilities, alarm companies and vending machine operations.

2. Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for June 30, 2001, and 2000 include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries, Telemetrix Solutions and Telemetrix Technologies.

     The results for six months ended June 30, 2001, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2000 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

     In Management’s opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company’s financial position at June 30, 2001, and the results from operations for the three months and six months ended June 30, 2001, and the cash flows for the six months ended June 30, 2001.

3. Related Party Transactions

     The Company in previous periods has been involved in transactions with related parties. During 2000, the Software Factory ceased operations. Also during 2000, WEB CCB, Mondetta, and the Becker Group of Companies stopped operations. Allowances have been made for the amounts due from these companies in excess of amounts due to the respective companies.

     The following is a detail of the amounts due from and to related parties.

Due from related parties

Tracy Broadcasting Company                             $   3,000
Mondetta Telecommunications Inc. (Mondetta)               19,000
Web CCB Systems Inc. (WEB CCB)                            27,000
Software Factory Inc.                                    203,000
                                                       ---------
Total due from related parties                           252,000
Less allowance                                          (219,000)
                                                       ---------

                                                       $  33,000
                                                       =========

Due to related parties

Becker Group of Companies (BGC)                        $  41,000
Software Factory Inc.                                    185,000
                                                       ---------

                                                       $ 226,000
                                                       =========

     Hartford Holdings Ltd., a significant shareholder of Telemetrix Inc., was the parent of WEB, BGC, and Software Factory Inc. At the time the transactions occurred, a person related to the stockholder of Hartford Holdings Ltd controlled Mondetta.

     The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at June 30, 2001 was $188,000 net of a $175,000 allowance. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

     Current portion-long term debt-related parties increased due to additional notes payable from a major shareholder, interest rates ranging from 8.5% to 23.4%. Principal and interest are due on demand. The proceeds were used to fund operations.

4. Commitments & Contingencies

     Software Agreements. The Company entered into an agreement with a vendor for the research and development of software to be used in conjunction with the Company’s telemetry technology. The total contract amount was $500,000 USD and is payable as the project is completed. During 1999 to 2000, the Company has paid $443,000 to the vendor. The Company is also committed to an automatically renewing service agreement requiring monthly payments of $12,000. The agreement automatically renews as long as the software is used. At June 30, 2001, the Company has included in trade payables $283,000 due to this vendor for unpaid contract completion costs and for monthly service charges.

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

     Employment Contracts. The Company is party to five employment contracts, which require total annual salary payments of approximately $647,000. These contracts expire at various dates through 2004 with options to extend.

5. Bridge Loan

     The Company obtained a bridge loan for up to $350,000 in the current period and drew down $235,000 on the loan. The loan offered $1 worth of stock for each dollar loaned resulting in the issuance of 279,000 shares. The Company recorded debt issue costs as a contra-equity for the value of the stock issued.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

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

OVERVIEW.

     Telemetrix offers wireless e-Telemetry DataTM (e-Telemetry DataTM and e-Telemetry Data SystemTM are Registered Trademarks of Telemetrix Inc.) solutions for businesses and telecommunications carriers, particularly through wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service (“SMS”) of digital communications networks (PCS systems). In January and November of 2000 Telemetrix received patents relating to this technology. With T3000, telemetry users can:

•	acquire data from remote devices;
•	control, poll and activate the remote devices;
•	manage their entire wireless telemetry system; and
•	access the telemetry data via the Internet or a wireless device.

     Telemetry involves data collection and analysis using remote devices such as measurement and transceiver devices, transmission services, central control devices and management software. Telemetrix’s e-Telemetry Data SystemTM permits businesses to monitor activity at an unlimited number of remote and dispersed locations, detect situations requiring intervention and promptly respond to such situations. Telemetrix e-Telemetry Data SystemTM enables an electric utility to be able to read meters, monitor usage, anticipate excessive demand and conduct load-shedding and load management to avoid brown-outs and blackouts. Examples of businesses that currently use telemetry (“Telemetry Users”) include electric utilities, alarm companies and vending machine operators. With continued advances in technology and reductions in implementation costs the potential applications expand to heating and air conditioning monitoring and control, asset management and tracking, public & municipal services, health status monitoring devices and a multitude of other solutions. By offering the Company’s patented wireless telemetry technology in their service area, PCS carriers can create a new and potentially significant market for their wireless transmission services.

     The Company believes that the T3000 system offers a reliable, flexible and inexpensive solution for monitoring events, collecting & distributing data, and controlling systems. The Company holds two PCS licenses (30 MHz and 10 MHz) for Business Trading Area 411, as defined by the Federal Communications Commission (“FCC”), and has constructed an operating GSM system using the 30 MHz license. Telemetrix is certified as competitive local exchange carrier (“CLEC”) in the State of Nebraska. The Company is a member of the North American GSM Alliance, an organization made up of all of the GSM operators in the United States that coordinates the “roaming” on the GSM networks of the other members of the Alliance. This means that Telemetrix can provide its telemetry services in any geographic area served by PCS carriers employing the GSM signaling technology without the need to acquire additional radio licenses from the FCC and construct infrastructure. The Company intends to partition its 30 MHz PCS licenses in BTA 411 and to construct TDMA and CDMA, using the C and F licenses, which will then allow the Company access to all PCS networks, regardless of the signaling technology they employ.

     The Company believes that T3000’s features distinguish it from other telemetry systems and telecommunications services. The T3000 utilizes existing PCS standard digital technology infrastructure including Global System for Mobile Communications, (“GSM”) in its initial design, and with future designs, Time Division Multiple Access (“TDMA”) & Code Division Multiple Access (“CDMA”). Customers can rapidly deploy telemetry services and also avoid the prohibitive costs of installing and maintaining expensive telecommunications infrastructure. The optic meter reading interfaces and simplified input interfaces permit Telemetry Users to retain legacy-metering equipment in their telemetry systems and avoid expensive removal and replacement of existing metering equipment. The T3000 is very easy to implement and interface with existing telemetry data solutions during transition from existing systems to the T3000.

     The T3000 uses the SMS capability of existing PCS networks: this wireless transmission technology eliminates any need for on-premises wiring, offers widespread coverage and permits easy mobility. T3000 SMS transmissions will not overload the local PCS network because they do not use the network’s voice or data channels. Since SMS is available from the local PCS operators, T3000 users need not obtain FCC licenses. Furthermore, the Company’s patents prevent potential competitors from using the Company’s proprietary technology, which covers automatically collecting and transmitting telemetry data over the Control Channel of the digital wireless networks via SMS, giving the T3000, a competitive advantage.

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

     The T3100 CommCenter is an intelligent device. The CommCenter has 40 access ports: 20 intelligent data ports and 20 data registers (bi-directional input/output ports). The intelligent ports can collect, store and forward data from various sources such as utility meters, while the data registers can detect and transmit a signal when devices, such as fire alarms, burglar alarms or temperature monitors, have been set off. The CommCenter also can remotely control (turn-on, turn-off, adjust) on-premises devices.

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

     The T-Server or Client-NOC software gives T3000 customers access to the T3000 system. The software operates on an Internet based interface to the T-NOC, and from there, to the CommCenters and Readers. The customer thus, at any time, has access to telemetry data and real-time control via the Internet.

Other Developments

     On November 29, 2000, United States Patent #6,150,955 was issued to Telemetrix. The patent covers claims which relate to the use of the Telemetrix T3000 e-Telemetry DataTM for monitoring certain digital packets associated with a digital communications system control channel, identifying of certain packets and replacing of certain non-information bearing packets with packets that contain useful data and information. Advantageously, this system and method does not impact the capacity of the digital communications network.

     On December 1, 2000, Telemetrix entered into a Reseller Agreement with Ericsson Messaging Systems, Inc. a wholly owned subsidiary of L. M. Ericsson (“Ericsson”), whereby, Ericsson will resell the hardware components of Telemetrix’s patented T3000 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson, for resale, all of the hardware components of the T3000 e-Telemetry Data SystemTM including the T3500 and T3600 Optical Readers. On the same day, Telemetrix entered into a Software Original Equipment Manufacturer (“OEM”) Agreement with Ericsson, whereby Telemetrix will provide software to Ericsson on an OEM basis for Ericsson to sell under their brand name(s). The software will be used in association with the Telemetrix patented T3000 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson with Telemetrix e-Telemetry DataTMTM Software that Ericsson will deploy to customers and PCS operators throughout North America and the world, under Ericsson’s brand and labeled with the phrase “Powered by Ericsson.”

Industry And Technology Overview

        PCS Networks. Certain wireless communications networks, such as cellular telephone and PCS, use an architecture, where the service region is divided into multiple cells. Each cell contains a Base Station (including a transmitter, receiver and signaling equipment) which is connected to the wireless network switch and which, in turn, is connected to the public switched telephone network. Within a cell, the mobile units (e.g., the handset) communicate with the Base Station using radio waves. To prevent interference, adjacent cells use different radio frequencies. As a mobile unit moves away from the Base Station in a particular cell, the network switch monitors the signal strength of the call and transfers the call to a new Base Station in another cell where the signal strength is greater. PCS licensed services use higher radio frequencies than traditional cellular telephone, which reduces the distance PCS transmissions can travel without significant degradation. Consequently, PCS networks require smaller operating cells and more Base Stations than cellular telephone networks.

        PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: GSM, CDMA and TDMA. Each of these signaling standards, which are incompatible with each other, has been adopted by at least two different PCS carriers in major U.S. markets. Each standard has distinct advantages and disadvantages. TDMA resembles the signaling standard used by many cellular carriers. CDMA require fewer cell sites and offer greater capacity, call quality and hand-off advantages. However, GSM is the leading digital wireless technology worldwide, with systems in 110 countries serving over 30 million subscribers. Further, major carriers like AT&T and TelCel Mexico have recently announced plans to change over from TDMA to GSM technology. GSM uses an open system architecture that allows carriers to purchase network equipment from a wider variety of vendors and provides significant flexibility for the carrier in vendor cost leveraging and provisioning of features, products and services. The T3000 e-Telemetry Data SystemTM is currently available for use on GSM networks. The Company is also completing development of the T3000 for CDMA and TDMA networks.

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

        Telemetry requires measurement and transceiver devices, transmission services, central control devices and management software. Since it offers widespread coverage and permits mobility, wireless telecommunications is an effective transmission component for telemetry.

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

     The Data Products and Services Market. Data products and services were the highest growth segment of the telecommunications industry in the 1990’s. According to Data Communications, data-related products and services accounted for revenues of almost $111 billion in 1999 - a growth rate of approximately 18.8% from 1998. According to the Yankee Group, current trends suggest that data revenues will double over the next three years and will grow five times faster than voice revenues.

     The Wireless Services Market. The wireless communications market, which includes cellular telephone service, PCS, Specialized Mobile Radio (“SMR”), paging, and other applications, has grown dramatically in recent years. U.S. wireless telephone service revenues grew from $5.7 billion in 1991 to $50.2 billion in 1999, and the number of subscribers increased from 7.6 million in 1991 to 86 million in 1999. The growth in wireless communications results from lower prices for consumer equipment, more comprehensive service coverage, lower rates and technological advances that have improved transmission quality and reliability.

     Wireless Telemetry. Developments in computing, Internet and wireless technologies have created an opportunity for a new business, wireless telemetry. The need for accurate and timely data is rapidly increasing, especially with the advent of techniques such as “just-in-time” inventory management. As measurement and transceiving devices become smaller and more robust, companies will install telemetry devices into more products. Just as the use of microprocessors expanded well beyond computing applications, telemetry devices could become ubiquitous. Telemetry creates demand for measurement and transceiver devices, transmission services, control devices and management software. The Yankee Group forecasts revenue for wireless telemetry devices to grow from $1.2 billion in 1999 to nearly $5 billion in 2004, while revenue for wireless telemetry airtime will grow to approximately $1.7 billion.

     Telemetry is the science and technology devoted to measuring values and variables (such as pressure, temperature, humidity, blood flow, radiation levels, or sound levels), transmitting the results of the measurements to a distant station, and interpreting, indicating, displaying, recording or using the information that is obtained. The wireless telemetry market is relatively undefined and is now emerging. The following demonstrates the targeted market segments and their benefits:

Targeted Telemetry Market Segments

   Segmentation                      Telemetry Application          Benefits             Example
________________________________________________________________________________________________________________
   Alarm and Security           o  Commercial/            o  Alarm and status      o  A burglar breaks
                                   Residential               messages sent to         into a house and
                                   Security Alarms           alarm monitoring         cuts the phone and
                                o  Smoke Detectors           center                   power wires
                                o  Fire Alarms            o  Security against      o  Alarm company is
                                                             compromise of            still notified of the
                                                             wireline                 break in and
                                                             connections              dispatches for police
________________________________________________________________________________________________________________
         Agricultural           o  Pipeline Corrosion     o  Monitor               o  A city registers
       Irrigation, and             Systems                   environmental            unusually high air
        Environmental           o  Water Pump                condition                pollutions readings
                                   Failures, Levels       o  Alarm systems for     o  A public service
                                   And                       hazardous                announcement is sent
                                   Contamination Air         environmental            out warning those
                                   Quality Systems           conditions               with medical
                                                                                      conditions to stays
                                                                                      indoors
________________________________________________________________________________________________________________
     Asset Management,          o  Office Equipment       o  Monitor meter         o  A delivery truck
       and Tracking             o  Industrial                Information              follows a specific
                                   Machinery and          o  Service diagnosis        route to fill Coke
                                   Manufacturing             and maintenance          vending machine
                                   Processes                 Inventory             o  Truck can be
                                o  Vending                   management               re-routed if the
                                   Machines                  Fleet / route            vending machine is
                                                             management               still full from last
                                                                                      delivery
________________________________________________________________________________________________________________

________________________________________________________________________________________________________________
      Atmosphere                o  Heating,               o  Air quality           o  A commercial
       Controls                    Ventilation, and Air      standards                refrigerator door in
                                   Conditioning           o  Temperature              a restaurant is left
                                o  Refrigeration,            controls for food and    open after a food
                                   Temperature and           other perishable items   delivery
                                   Humidity Controls      o  Climate control       o  An alarm is
                                                             for greenhouses and      triggered, alerting
                                                             agricultural products    people to close the
                                                                                      door to save the food
                                                                                      from spoiling
________________________________________________________________________________________________________________
        Healthcare              o  Health Status          o  Patient health        o  A patient takes a
                                   Monitoring                status alarms            blood test everyday
                                   Devices                o  Mobile patient        o  Test data is sent
                                                             monitoring               to hospital where
                                                          o  Centralized              doctor can monitor
                                                             storage of patient       patient daily
                                                             information
________________________________________________________________________________________________________________
      Public and                o  Parking Meters         o  Parking meter         o  A city is losing
    Municipal Services          o  Highway Tolls             servicing                money everyday
                                o  Streetlights           o  Service route            because parking
                                o  Railroad Crossing         management               meters are full
                                   Switches               o  Preventive               or robbed
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
________________________________________________________________________________________________________________
     Transportation             o  Vehicle Location       o  Inventory             o  A truck is making
      Systems and               o  Vehicle Engine            management               an urgent delivery
       Facilities                  Computers              o  Emergency                but there is a major
                                o  Container asset           communications           accident that will
                                   tracking               o  Remote                   delay the arrival
                                                                                   o  Information can
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
                                                             control                  readings
________________________________________________________________________________________________________________

Competition

     Competitors are extremely diverse. There is no single company that dominates the wireless telemetry market or any individual segment of the telemetry market. Each competitor has created a niche for their business and seems to stay within that niche. There is no competitor that can offer the universal capabilities of the T3000 end-to-end solution, from ease of installation and use to a complete “turn-key” telemetry data implementation solution.

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

Telemetry Technology Landscape

Service Technologies         Description                     Advantages                       Weaknesses
__________________________________________________________________________________________________________________
Digital Cellular/PCS     Currently SMS                 IP Capable, Cost of network     Small but growing
(GSM, TDMA,              technology; packet data       is shared, Migrateable GSM/     footprint/Service
CDMA)                    technology  will be overlaid  TDMA transceiver technology     still in deployment/
(TELEMETRIX              on digital cellular/PCS                                       Focus on wireless voice
TECHNOLOGIES)            networks in long term
__________________________________________________________________________________________________________________
Proprietary Wireless     Networks originally built     Understanding of telemetry      Proprietary networks and
Networks                 for utility meter reading     business, AMR expertise         systems, Limited
                                                       Partnerships with major         coverage, Limited
                                                       utilities companies,            message size
(CELLNET,                                              Alliances with system
ITRON)                                                 integrators
__________________________________________________________________________________________________________________
Dedicated packet Data    Digital Packet data radio     Coverage, Good in-building      Strong urban, weak rural
Networks (DPD)           services designed for mobile  Penetration, Alliances with     coverage, Limited
                         data and interactive paging   system integrators, low         deployment of
                         functions                     latency                         technologies by service
(ARDIS, BSWD)                                                                          providers
__________________________________________________________________________________________________________________
Cellular Digital Packet  Digital packet technology     Well-suited for short burst     Coverage dependent on
Data (CDPD)              is an overlay on analog       transmissions, IP capable       cellular carriers
                         cellular technology                                           agreements, Strong urban
(AT&T Wireless,                                                                        weak rural coverage
GTE Wireless, Bell
Atlantic Mobil,
Ameritech)
__________________________________________________________________________________________________________________

__________________________________________________________________________________________________________________
Mobile Satellite         Services using Ku band and    Excellent coverage              Poor in-building
Services (MSS)           low earth orbit satellite                                     penetration, expensive,
(QUALCOMM,               systems to provide wide                                       low data rate, limited
Orbcomm and other        area blanket coverage                                         message size, networks
LEO Systems)                                                                           still in deployment
__________________________________________________________________________________________________________________
Cellular Control Channel Uses overhead control         Low latency, low cost, IP       Coverage dependent on
Channel Technologies     channels of analog            capable, cost of network is     cellular carriers
(CCT)                    cellular network, and the     shared                          agreements, limited
(Cellemetry, Aeris       SS7 network via IS-41                                         message size
Microburst)
__________________________________________________________________________________________________________________
Narrowband PCS           Two-way messaging networks    Medium message size,            Networks still in
(NPCS)                   based on ReFLEX technology    Spectral efficient low cost,    deployment, high
                                                       excellent in-building           comparative latency
(Skytel, Pagenet,                                      penetration, coverage           (low data rate)
Pagemart>)
__________________________________________________________________________________________________________________

MARKETING & SALES

     The T3000 e-Telemetry Data SystemTM was designed and patented as a user friendly, end-to-end solution for wireless telemetry and an inexpensive Wireless Local Loop (WLL) device. The T3000 utilizes existing PCS infrastructure to provide its capabilities and operates over standard, existing wireless digital communication networks without any modification to the network. The T3000 employs a patented method of utilizing Short Message Service for telemetry data transmission. The T3000 also accesses the voice channel of the PCS system to provide wireless local loop, which provides voice capabilities. The use of existing wireless communication infrastructure speeds deployment of telemetry services and significantly reduces costs. The Telemetrix e-Telemetry Data SystemTM offers support services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

     The T3000 system:

—	Acquires data from remote devices.
—	Controls, polls and activates remote devices.
—	Manages the entire wireless telemetry data system.
—	Offers real-time access to telemetry data.
—	Provides Wireless Local Loop type telephony services.

     The T3000 is in test and evaluation program at many Clients, and will move to the full marketing and commercialization phase in late third quarter of 2001. Numerous meetings are set, field trials are scheduled and convention exhibits are booked. The T3000 e-Telemetry Data SystemTM is ready for early scheduled deliveries in the early fourth quarter 2001 and product delivery late fourth quarter 2001.

     Through the relationship with Ericsson, Telemetrix will use wireless operators (carriers), with established relationships in their service market and coverage area, to capitalize on their market presence, and their wireless brand awareness. Telemetrix e-Telemetry Data SystemTM will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a complete and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which cannot be delivered by any other entity in a market, at a competitive price.

     Telemetrix Inc. is positioned to quickly gain nationwide capability and to become a nationwide telemetry data service provider.

REGULATION

     Wireless telecommunications services are subject to significant regulation and the Company could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the “Communications Act”) including amendments by the Telecommunications Act of 1996, the FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FCC or a contractual arrangement with a licensee. The provision of local exchange service through wireless local loop may be subject to state regulation. Approvals from state and local governments may be required to utilize public rights-of-way necessary to install and to operate networks, transmission towers, equipment, and other facilities. Furthermore, transfers of control of certificated carriers and assignments of regulatory authorizations often require prior approval from the FCC and state regulatory agencies.

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

EMPLOYEES

     The Company had 13 full-time employees on June 30, 2001. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See “Management”. While Nebraska is an Open Shop State, no Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

     Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG—US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG—US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG—US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd. (“TRG—Canada”), which offered some Customer Care Services in Canada; TRG—US then acquired TRG—Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG—US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG—US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);

—	TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG—Canada, we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination);

—	WTC became Telemetrix Technologies Inc. (“Telemetrix Technologies”; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination).

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

     In addition to the corporate formation during 1999, the Company focused on the research and development of the T3000 system. The Company developed its own proprietary GSM module for use in the T3000 system as well as a Subscriber Line Interface Card module, which provides voice capabilities. Three major investors provided the funding for the operations in 1999.

     The focus of the Company has shifted to the commercialization of the T3000 wireless telemetry system. During late 1999, the TRACCS software, which was used for the billing service operations, was closely analyzed and management believed the value of the software was impaired and was written- off. The original value of the software prior to any amortization or write down was $25 million. The majority of the accumulated deficit in the Shareholder’s Equity is the amortization and subsequent write-down of this software. Early in 2000, management reviewed the continued operation and the future of the billing service bureau and concluded that the Telemetrix Solutions business should be sold. During the second and third quarter, the Company sought a buyer for the business and was successful in selling it in August 2000. The sale was to Nextech Catalysts Inc., and included almost all of the assets of the operations as well as certain liabilities. The assets and liabilities were exchanged for a certain number of shares of Superwire.Com common stock. This has allowed the company to reduce the monthly operating overhead, eliminate the operating deficits created by this operation, focus on the core competencies of the company and redirect management and operation’s efforts to commercializing and deploying of the T3000 system.

     As stated earlier, the primary focus of the Company in 2000 has been the commercial development and testing of the T3000 system. The Company completed manufacturing design of the T3000 hardware and has substantially completed the software design of the operating components. Additionally, the required PCS network infrastructure has been installed. Several of the T3000 components, such as the GSM module, have undergone independent testing and have received approval. During 2000, the Company was granted two patents related to the T3000 technology. Both patents cover the equipment as well as the method of automatically collecting and transmitting telemetry information using the Short Message Service (SMS) portion of a Personal Communications Systems (“PCS”) Network and further enhance the creation of content, which may be accessed via the Internet. These patents provide the foundation of our Technology.

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

     In addition to the commercial development and testing of the T3000 system, the Company has undertaken an extensive marketing campaign to promote our e-Telemetry Data SystemTM, to the utility marketplace. Since our technology is cutting edge, we have had to conduct considerable “missionary” marketing to create an awareness of our products and services. This effort has continued in 2001. As part of our marketing and commercialization strategy, we formed an alliance with Ericsson Messaging Systems Inc.(“Ericsson”) Ericsson is a leading worldwide communications supplier providing total communications solutions from systems and applications to wireless telephone and other communication tools. The alliance is in the form of four separate agreements signed in 2000. The Company also in 2000 began discussions with a second international company to market our products in Mexico, Central and South America.

     During 2000, the Company undertook two rounds of financing to support our activities. The first was a private placement of 1,311,250 shares of common stock, which raised $2.4 million in March 2000. The second round of financing, a convertible debenture, raised $1.2 million in September 2000. Additionally, we have engaged H.C. Wainwright & Co., Inc. as our investment bank and financial advisor. H.C. Wainwright & Co., Inc. is a leading, well-respected East Coast investment-banking firm, which specializes in high tech companies. Their role will be to support our Company’s aggressive growth strategies, including raising additional capital as needed.

     The focus of the first and second quarter of 2001 was the continuation of the software development for the Network Operations Center as well as the development of documentation and tutorials for installation and maintenance of the system. We also have spent significant resources in marketing the T3000 system. The T3000 e-Telemetry Data SystemTM will be available for commercial distribution late in the fourth quarter of 2001.

     The next evolution of the T3000 system will be the enhancement with European GSM and TDMA licensed frequencies. This will allow for a broader geographical distribution of our system. These enhancements should be operational by mid 2002.

     Currently, the Company is seeking additional financing. It is estimated that no more than an additional $5-8 million will be required for manufacturing inventory, working capital and for capital equipment.

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
                               T3000 software sales    Customer Care and Support; License fees
                               Data transmission       Carrier settlements; roaming fees

WIRELESS SERVICES

     Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $19,000 in monthly revenue. Prior to 1998, monthly revenue was higher, but WTC concentrated on developing the T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenues. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000 and has not been commercially available. We will commence commercial PCS operations mid-year 2002.

Operating Expenses

     As we develop our products and services and ready them for market, the operating expenses principally consist of research and development, pre-production expenses, and general and administrative costs. Upon launch of our products and services, sales and marketing and manufacturing expenses will substantially increase, while research and development, and pre-production costs decrease. After sales of products and services reach “regular” levels, the principal operating expenses will be sales and marketing, manufacturing, and general and administrative. Costs for research and development will still be required for new “cutting edge” wireless technology. Since we are still in the initial stages of our business plan, operating expenses will continue to increase during the next year as we complete commercialization and begin manufacturing our product and expand our operations to meet the customer service and marketing demands.

DEVELOPMENT AND COMMERCIALIZATION

     Our development and commercialization activities will principally focus on completing T3000 for release in late fourth quarter 2001. We expect development and commercialization will always constitute a significant operating expense because we must continually enhance and upgrade our products and services. For example, we must enhance T3000 to integrate other wireless technologies such as TDMA and CDMA.

CAPITAL EXPENDITURES

     The most significant capital expenditure will be deploying and equipping the T3000 Network Operation Center (“T-NOC”). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3000 (e.g., utilities and alarm companies).

PRE-PRODUCTION

     Pre-production costs include certification by the FCC, Underwriters Laboratory, Canadian Standards Association (“CSA”) and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. Pre-production costs will end when the system is commercially available in late 2001.

SALES AND MARKETING

     Sales and marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company’s, products and services are innovative and relatively unknown, we must conduct considerable “missionary” marketing to create awareness of our products and services.

MANUFACTURING

     The largest manufacturing expense will be costs associated with component purchase guarantees to manufacturers and holding inventory on the T3000 units. Since T3000 includes some customized components and custom circuit boards, we must commit to large volume purchases to ensure timely delivery and to lower costs. Large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate initially building to inventory rather than building to actual orders, which should satisfy our shipping commitments while stabilizing the demand on our manufacturer. As our sales volume grows, we will shift to building to orders and will maintain minimal inventory levels.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS

Quarter and six months ended June 30, 2001 compared to quarter and six months ended June 30, 2000

     The following discussion contains comparisons between the quarter (“Recent Quarter”)and six months ended June 30, 2001 (“Recent Period”) and the quarter (“Prior Quarter”) and six month (“Prior Period”) ended June 30, 2000. The financial statements for both periods include TRG, TSI and Telemetrix Technologies for the full period. TSI in the Prior Period included the operations of the Billing Service Bureau, which was sold in the third quarter 2000. The decrease in revenues and operating expenses from Recent Period and Prior Period can be attributed to the sale of this operation.

     During the recent period, our prime focus has been the finalization of the software development for the T3000 system, as well, making significant progress in marketing the T3000 to the marketplace.

     Revenue totaled $56,000 for the Recent Quarter and $113,000 during the Recent Period, compared to $180,000 during the Prior Quarter and $361,000 for the Prior Period. During the Recent Quarter, we received $56,000 from equipment sales and rentals. The decrease in revenues from the Prior Period is due to the sale of the billing service bureau operations and its related revenues during 2000. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

     Operating expenses were $872,000 during the Recent Quarter and $1.710 million for the Recent Period. These expenses are primarily due to the amortization of goodwill resulting from the acquisition of WTC, and the software development costs for the T3000 technology and other operating costs. Operating expenses for the Prior Quarter were $3.119 million and $5.546 million for the Prior Period. The decreases in operating expenses from the Prior Period were due to a reduction in research and development of the T3000 technology and the sale of the billing service operation and its related expenses.

     Costs of Revenue was approximately $8,000 for the Recent Quarter and $20,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold, commissions to sales employees, agent fees and repair parts for the WTC paging operations.

     Research & Development expenses were approximately $39,000 for the Recent Quarter and $102,000 for the Recent Period. The primary component of this expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

     Selling, General and Administrative expenses were $825,000 for the Recent Quarter and $1.588 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $919,000 for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies.

     Interest expense was $421,000 for the Recent Quarter and $877,000 for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3000 as well as operations. Interest expense for the Prior Period was $325,000, also interest on loans from related parties.

     Net loss. We reported a net loss of $1.235 million for the Recent Quarter and $2.463 million for the Recent Period. The principal components of this net loss for the Recent Period were amortization and depreciation of $919,000, interest expense of $877,000, research and development of $102,000 and normal operating expenses. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

     Accumulated Deficit. Accumulated deficit for the Recent Quarter was $44.472 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

     LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $486,000 in cash for operations, primarily for salaries, marketing expenses and other operating expenses. $115,000 of cash was used for investing activities primarily in capitalized product costs. During the Recent Period we generated cash flow from financing activities of $456,000 that primarily came in the form of notes payable with related parties. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require. We are in the process of seeking additional financing to fund our operations. We expect to conclude our additional financing by the end of third quarter 2001.

     FUNDING REQUIREMENTS. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for:

Development and Commercialization

     Development and commercialization prior to commercial distribution will require approximately $100,000. This includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., FCC, ANSI, UL, and CE Mark), software interface development, and completion of manufacturing design. After commercial distribution begins, $800,000 will be required for the integration of TDMA, CDMA, the European GSM module and new technologies.

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

Manufacturing Expense

     The anticipated demand for the T3000 will require the manufacturing of product for inventory prior to sale. We estimate that an initial 2,000 units will be required at a cost of approximately $500,000.

Repay Current Liabilities

     During our start up phase, we incurred several lines of credit and slightly above normal levels of accounts payable. Approximately $270,000 will be used to partially pay down the accounts payable to a normal level.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings against Registrant.

Item 2. Changes in Securities and Use of Proceeds.

     (a)    Not Applicable.

     (b)    Not Applicable.

        (c) Issuance of Unregistered Securities - The following tables summarize all securities that we issued during the quarter ended June 30, 2001, in unregistered offerings:

                                                                                  Deemed Per
      Date     Title of Security    Amount   Class of Purchaser       Exemption   Share Price  Proceeds
      ----     -----------------    ------   ------------------       ---------   -----------  --------
      6/30/01   Common Stock(1)     279,455  Accredited Investors     Rule 506       $0.84(2)      (3)
      -----------------------
      (1) Issued as part consideration for a bridge loan of $235,000.
      (2) The average of the closing price of the stock on the loan draw down dates.
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

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.
                 (10) Material Contracts.
                          (10.1) Employment contract for Michael J. Tracy

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

August 10, 2001                                                                                                 By: /s/   James Doyle
                                                                                                                                        James Doyle
                                                                                                                                       Signing for Registrant and as Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

Exhibit                                                                                                                                                                                                         Exhibit Page

(10) Material Contracts
           (10.1) Employment contract for Michael J. Tracy                                                                                                                                   2