Form 10QSB
period 2001-09-30
TELEMETRIX INC
filed 2001-11-14
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2001

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

On September 30, 2001, Registrant had 18,387,937 issued and outstanding common shares.

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information as of September 30, 2001 is unaudited)

                                                                               September 30   December 31
                                                                                   2001           2000
                                                                               ------------   -----------
                                       ASSETS
Current assets:
   Cash........................................................................ $       0    $    145
   Accounts receivable, net of allowance for doubtful accounts .................       22          33
   Note receivable -- related party ............................................      193         188
   Due from related companies ..................................................       32          38
   Prepaid expenses ............................................................      370           5
                                                                                 --------    --------
      Total current assets .....................................................      617         409

Property & equipment ...........................................................    1,592       1,667
Intangibles ....................................................................    5,455       6,778
                                                                                 --------    --------

         Total assets.......................................................... $   7,664    $  8,854
                                                                                 ========    ========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Line of credit.............................................................. $     200    $    200
   Accounts payable ............................................................    2,212       2,087
   Accrued expenses ............................................................      810         727
   Due to related companies ....................................................      225         226
   Current portion -- long term debt -- related parties ........................    2,073       1,311
   Current portion of long term debt ...........................................    1,200       1,200
                                                                                 --------    --------

     Total current liabilities .................................................    6,720       5,751

Long term debt -- related party ................................................      228         253
Long term debt .................................................................      835         841
                                                                                 --------    --------
     Total long-term liabilities ...............................................    1,063       1,094
       Total liabilities .......................................................    7,783       6,845
                                                                                 --------    --------

Shareholders' deficit:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,387,937 and 16,305,000 shares issued and outstanding
   at September 30, 2001 and December 31, 2000 respectively ....................       18          16
Additional paid-in capital .....................................................   46,696      44,961
Debt issuance costs ............................................................     (605)     (1,067)
Stock warrants .................................................................       53           0
Foreign currency translation ...................................................      109         108
Accumulated deficit ............................................................  (46,390)    (42,009)
                                                                                 --------    --------
       Total shareholders' deficit .............................................     (119)      2,009
                                                                                 --------    --------

            Total liabilities and shareholder's deficit ....................... $   7,664    $  8,854
                                                                                 ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Information relating to the three and nine month periods ended September 30, 2000 and 2001 is unaudited)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,               September 30,
                                              2001          2000          2001            2000
                                              ----          ----          ----            ----
Revenue:
   Equipment sales & rental ........   $         56    $         71    $        169    $        213
   Service income ..................              0              81               0             300
                                       ------------    ------------    ------------    ------------
       Total revenue ...............             56             152             169             513
                                       ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue .................              9              22              30             143
   Research & development ..........              0             735              77           3,427
   Selling, general & administrative          1,410           1,334           3,021           4,008
                                       ------------    ------------    ------------    ------------
       Total operating expenses ....          1,419           2,091           3,128           7,578
                                       ------------    ------------    ------------    ------------

 Net loss from operations ..........         (1,363)         (1,939)         (2,959)         (7,065)
                                       ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) .......            642              55           1,519             380
   Other expense (income) ..........            (84)              5             (96)            (10)
                                       ------------    ------------    ------------    ------------
       Total other expense (income)             558              60           1,423             370
                                       ------------    ------------    ------------    ------------

Net (loss) .........................   $     (1,921)   $     (1,999)   $     (4,382)   $     (7,435)
                                       ============    ============    ============    ============

Weighted average shares outstanding
      during period ................     17,797,500      14,826,258      16,834,539      13,966,434

Loss per  share ....................   $      (0.11)   $      (0.13)   $      (0.26)   $      (0.53)
                                       ============    ============    ============    ============

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Information relating to the nine month periods ended September 30, 2000 and 2001 is unaudited)

                                                                          Nine Months
                                                                       Ended September 30,
                                                                       -------------------
                                                                        2001        2000
                                                                        ----        ----
Cash flow from operating activities
   Net loss for the period .......................................   $(4,382)   $(7,435)

Adjustments to reconcile net loss to cash used in operations
     Stock issued in-lieu of wages ...............................       594          0
     Amortization & depreciation .................................     1,369      1,565
     Accretion of interest on debt issue costs ...................     1,295          0
     Changes in assets and liabilities
       In accounts receivable ....................................        11        124
       In other assets ...........................................        (1)       (19)
       In accounts payable .......................................       125      1,324
       In accrued liabilities ....................................        83        119
                                                                     -------    -------
         Total adjustments .......................................     3,476      3,113
              Net cash used in operating activities ..............      (906)    (4,322)
                                                                     -------    -------

Cash flow from investing activities
   Increase in capital assets ....................................        29       (282)
                                                                     -------    -------
            Net cash from (used in) investing activities .........        29       (282)
                                                                     -------    -------

Cash flow from financing activities
   Payments on line-of-credit ....................................         0          5
   Proceeds (payments) from long-term debt .......................        (6)     1,107
   Proceeds (payments) from long-term debt - related party .......       736         49
   Payments on notes receivable- related party ...................        (5)       (15)
   Proceeds from issuance of share capital .......................         0      3,689
   Advances to related parties ...................................         6       (169)
   Advances from related companies ...............................         0        126
                                                                     -------    -------
            Net cash from financing activities ...................       731      4,792
                                                                     -------    -------

Effect of foreign currency translation on cash ...................         1        (44)
                                                                     -------    -------

Net increase (decrease) in cash & cash equivalents ...............      (145)       144
                                                                     -------    -------
Cash, beginning of period ........................................       145         16
                                                                     -------    -------
Cash, end of period ..............................................   $     0    $   160
                                                                     =======    =======
Non-Cash Disclosure: In the current period $421,000 in prepaid consulting and $776,000 in debt issue costs were recorded related to the issuance of shares of stock and stock warrants.

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and relating to the three month and nine month periods ended
September 30, 2000 and 2001, is unaudited)

1. Description of Business

     Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.‘s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox’s common stock. Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.‘s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc.

—	TRG Ltd. became Telemetrix Solutions Inc. (TSI)

—	WTC became Telemetrix Technologies

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

2. Basis of Presentation of Interim Information

     The consolidated unaudited financial statements for September 30, 2001, and 2000 and audited financial statements for December 31, 2000 include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries, Telemetrix Solutions and Telemetrix Technologies.

     The results for nine months ended September 30, 2001, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2000 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

     In Management’s opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company’s financial position at September 30, 2001, and the results from operations for the three months and nine months ended September 30, 2001, and the cash flows for the nine months ended September 30, 2001.

3. Related Party Transactions

     The Company in previous periods has been involved in transactions with related parties. During 2000, the Software Factory ceased operations. Also during 2000, WEB CCB, Mondetta, and the Becker Group of Companies stopped operations. Allowances have been made for the amounts due from these companies in excess of amounts due to the respective companies.

     The following is a detail of the amounts due from and to related parties.

Due from related parties

Tracy Broadcasting Company                                       $       3,000
Mondetta Telecommunications Inc. (Mondetta)                             18,000
Web CCB Systems Inc. (WEB CCB)                                          26,000
Software Factory Inc.                                                  195,000
                                                                  ------------
Total due from related parties                                         242,000
Less allowance                                                        (210,000)
                                                                  ------------

                                                                  $     32,000
                                                                  ============

Due to related parties

Becker Group of Companies (BGC)                                   $     40,000
Software Factory Inc.                                                  185,000
                                                                  ------------

                                                                  $    225,000
                                                                  ============

     Hartford Holdings Ltd., a significant shareholder of Telemetrix Inc., was the parent of WEB, BGC, and Software Factory Inc. At the time the transactions occurred, a person related to the stockholder of Hartford Holdings Ltd controlled Mondetta.

        The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at September 30, 2001 was $193,000 net of a $175,000 allowance. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

        Current portion-long term debt-related parties increased due to additional notes payable from a major shareholder, interest rates ranging from 8.5% to 23.4%. Principal and interest are due on demand. The proceeds were used to fund operations.

4. Commitments & Contingencies

        Software Agreements. The Company entered into an agreement with a vendor for the research and development of software to be used in conjunction with the Company’s telemetry technology. The total contract amount was $500,000 USD and is payable as the project is completed. During 1999 to 2000, the Company has paid $443,000 to the vendor. The Company is also committed to an automatically renewing service agreement requiring monthly payments of $12,000. The agreement automatically renews as long as the software is used. At September 30, 2001, the Company has included in trade payables $283,000 due to this vendor for unpaid contract completion costs and for monthly service charges.

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

5. Bridge Loan

        The Company obtained a bridge loan for up to $350,000 in the current period and drew down $349,000 on the loan. The loan offered $1.00 worth of stock for each dollar loaned resulting in the issuance of 396,000 shares. The Company recorded debt issue costs as a contra-equity for the value of the stock issued.

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

OVERVIEW.

        Telemetrix offers wireless e-Telemetry DataTM (e-Telemetry DataTM and e-Telemetry Data SystemTM are Registered Trademarks of Telemetrix Inc.) solutions for businesses and telecommunications carriers, particularly through wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service (“SMS”) of digital communications networks (PCS systems). In January and November of 2000 Telemetrix received patents relating to this technology. With T3000, telemetry users can:

—	acquire data from remote devices;
—	control, poll and activate the remote devices;
—	manage their entire wireless telemetry system; and
—	access the telemetry data via the Internet or a wireless device.

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

     The T3100 CommCenter is an intelligent device. The CommCenter has 40 access ports: 20 intelligent data ports and 20 data registers (bi-directional input/output ports). The intelligent ports can collect, store and forward data from various sources such as utility meters, while the data registers can detect and transmit a signal when devices, such as fire alarms, burglar alarms or temperature monitors, have been set off. The CommCenter also can remotely control (turn- on, turn-off, adjust) on-premises devices.

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
________________________________________________________________________________________________________________
         Agricultural           o  Pipeline Corrosion     o  Monitor               o  A city registers
       Irrigation, and             Systems                   environmental            unusually high air
        Environmental           o  Water Pump                condition                pollutions
                                   Failures, Levels       o  Alarm systems for        readings
                                   And                       hazardous                o  A public service
                                   Contamination Air         environmental            announcement is
                                   Quality Systems           conditions               sent out warning
                                                                                      those with medical
                                                                                      conditions to stay
                                                                                      indoors
________________________________________________________________________________________________________________
     Asset Management,          o  Office Equipment       o  Monitor meter         o  A delivery truck
       and Tracking             o  Industrial                Information              follows a specific
                                   Machinery and          o  Service diagnosis        route to fill a
                                   Manufacturing             and maintenance          vending machine
                                   Processes                 Inventory             o  Truck can be re-
                                o  Vending                   management               routed if the
                                   Machines                  Fleet/route              vending machine
                                                             management               is still full from
                                                                                      last delivery
________________________________________________________________________________________________________________

________________________________________________________________________________________________________________
      Atmosphere                o  Heating,               o  Air quality           o  A commercial
       Controls                    Ventilation, and          standards                refrigerator door
                                   Air Conditioning       o  Temperature              in a restaurant is
                                o  Refrigeration,            controls for food        left open after a
                                   Temperature and           and other                food delivery
                                   Humidity Controls         perishable items       o An alarm is
                                                          o  Climate control          triggered, alerting
                                                             for greenhouses          people to close the
                                                             and agricultural         door to save the
                                                             products                 food from spoiling
________________________________________________________________________________________________________________
        Healthcare              o  Health Status          o  Patient health        o  A patient takes a
                                   Monitoring                status alarms            blood test
                                   Devices                o  Mobile patient           everyday
                                                             monitoring            o  Test data is sent to
                                                          o  Centralized              hospital where
                                                             storage of patient       doctor can
                                                             information              monitorpatient
                                                                                      daily
________________________________________________________________________________________________________________
      Public and                o  Parking Meters         o  Parking meter         o  A city is losing
   Municipal Services           o  Highway Tolls             servicing                money because
                                o  Streetlights           o  Service route            parking meters are
                                o  Railroad Crossing         management               full or robbed
                                   Switches               o  Preventive            o  Meter attendants
                                                             security for             are rerouted to full
                                                             hazardous public         meters, and police
                                                             situations               are dispatched to
                                                                                      tampered meters
________________________________________________________________________________________________________________
     Transportation             o  Vehicle Location       o  Inventory             o  A truck is making
      Systems and               o  Vehicle Engine            management               an urgent delivery
       Facilities                  Computers              o  Emergency                but a major
                                o  Container asset           communications           accident will delay
                                   tracking               o  Remote                   the arrival
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
________________________________________________________________________________________________________________
         Utilities              o  Utility Meter          o  Reduced cost of       o  A Customer is
                                   Reading                   servicing meters         moving out of
                                o  Oil and Gas            o  Customer account         town
                                   Pipeline Facilities       management            o  Utility company
                                                          o  Remote meter             can provide up-to-
                                                             control                  minute readings
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

Telemetry Technology Landscape

Service Technologies         Description                Advantages                  Weaknesses
________________________________________________________________________________________________________________
Digital Cellular/PCS     Currently SMS                 IP Capable, Cost of             Small but growing
(GSM, TDMA,              technology; packet data       network is shared,              footprint/Service
CDMA)                    technology will be            Migrateable GSM/                still in deployment/
(TELEMETRIX              overlaid on digital           TDMA transceiver                Focus on wireless
TECHNOLOGIES)            cellular/PCS networks         technology                      voice
                         in long term
________________________________________________________________________________________________________________
Proprietary Wireless     Networks originally           Understanding of                Proprietary
Networks                 built for utility meter       telemetry business,             networks and
                         reading                       AMR expertise                   systems, Limited
                                                       Partnerships with               coverage, Limited
(CELLNET,                                              major utilities                 message size
ITRON)                                                 companies, Alliances
                                                       with system
                                                       integrators
________________________________________________________________________________________________________________
Dedicated Packet Data    Digital packet data           Coverage, Good in-              Strong urban, weak
Networks (DPD)           radio services designed       building penetration,           rural coverage,
                         for mobile data and           Alliances with system           Limited
                         interactive paging            integrators, low                deployment of
(ARDIS, BSWD)            functions                     latency                         technologies by
                                                                                       service providers
________________________________________________________________________________________________________________
Cellular Digital Packet  Digital packet                Well-suited for short           Coverage
Data (CDPD)              technology is an              burst transmissions, IP         dependent on
                         overlay on analog             capable                         cellular carriers
(AT&T Wireless,          cellular technology                                           agreements, Strong
GTE Wireless, Bell                                                                     urban weak rural
Atlantic Mobil,                                                                        coverage
Ameritech)
________________________________________________________________________________________________________________

________________________________________________________________________________________________________________
Mobile Satellite         Services using Ku band        Excellent coverage              Poor in-building
Services (MSS)           and low earth orbit                                           penetration,
                         satellite systems to                                          expensive, low data
(QUALCOMM,               provide wide area                                             rate, limited
Orbcomm and other        blanket coverage                                              message size,
LEO Systems)                                                                           networks still in
                                                                                       deployment
__________________________________________________________________________________________________________________
Cellular Control         Uses overhead control         Low latency, low cost,          Coverage
Channel Technologies     channels of analog            IP capable, cost of             dependent on
(CCT)                    cellular network, and         network is shared               cellular carriers
(Cellemetry, Aeris       the SS7 network via IS-                                       agreements, limited
Microburst)              41                                                            message size
__________________________________________________________________________________________________________________
Narrowband PCS           Two-way messaging             Medium message size,            Networks still in
(NPCS)                   networks based on             Spectral efficient low          deployment, high
                         ReFLEX technology             cost, excellent in-             comparative latency
(Skytel, Pagenet,                                      building penetration,           (low data rate)
Pagemart>)                                             coverage
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

     The T3000 is in test and evaluation program at many Clients, and will move to the full marketing and commercialization phase in late fourth quarter of 2001. Numerous meetings are set, field trials are scheduled and convention exhibits are booked. The T3000 e-Telemetry Data SystemTM is ready for early scheduled deliveries in the early first quarter 2002 and product delivery late first quarter 2002.

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

REGULATION

     Wireless telecommunications services are subject to significant regulation and the Company could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the “Communications Act”) including amendments by the Telecommunications Act of 1996, the FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FCC or a contractual arrangement with a licensee. The provision of local exchange service through wireless local loop may be subject to state regulation. Approvals from state and local governments may be required to utilize public rightsofway necessary to install and to operate networks, transmission towers, equipment, and other facilities. Furthermore, transfers of control of certificated carriers and assignments of regulatory authorizations often require prior approval from the FCC and state regulatory agencies.

     The Company’s telecommunications services also must comply with federal and state common carrier regulations, including certification, notification, registration and tariffing requirements. Although the FCC eliminated the tariffing requirements for interstate nondominant carriers, such carriers must continue to file interstate tariffs until a federal court completes reviewing such detariffing and declares that the detariffing order is lawful. When necessary, we will file interstate tariffs with the FCC and state tariffs with the State of Nebraska and any other states where the Company is certified to provide wireless local exchange services. The FCC and numerous state agencies also impose prior approval requirements on transfers of control of certificated carriers and assignments of regulatory authorizations. States also often require prior approvals or notifications for the issuance of stock, bonds or other forms of indebtedness. The FCC and state regulatory agencies generally retain the right to sanction a carrier, impose forfeitures, mandate refunds or impose other penalties in the event of regulatory noncompliance by a carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, operating results and financial condition of the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company’s compliance or noncompliance with applicable laws and regulations.

EMPLOYEES

     The Company had 10 fulltime employees on September 30, 2001. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See “Management”. While Nebraska is an Open Shop State, no Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

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

     The focus of the Company has shifted to the commercialization of the T3000 wireless telemetry system. During late 1999, the TRACCS software, which was used for the billing service operations, was closely analyzed and management believed the value of the software was impaired and was written-off. The original value of the software prior to any amortization or write down was $25 million. The majority of the accumulated deficit in the Shareholder’s Equity is the amortization and subsequent write-down of this software. Early in 2000, management reviewed the continued operation and the future of the billing service bureau and concluded that the Telemetrix Solutions business should be sold. During the second and third quarter, the Company sought a buyer for the business and was successful in selling it in August 2000. The sale was to Nextech Catalysts Inc., and included almost all of the assets of the operations as well as certain liabilities. The assets and liabilities were exchanged for a certain number of shares of Superwire.Com common stock. This has allowed the company to reduce the monthly operating overhead, eliminate the operating deficits created by this operation, focus on the core competencies of the company and redirect management and operation’s efforts to commercializing and deploying of the T3000 system.

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

     The Company signed several testing and evaluation agreements during 2000 with various utility and transportation companies. The agreements are for testing of our T3000 system under each company's specific environment, prior to a complete commercial installation. Those companies who have signed agreements include: The Bay Area Rapid Transit District of Oakland, CA; PSP Products Inc., Manassas, Virginia; Northern California Power Association of Roseville, CA.

     In addition to the commercial development and testing of the T3000 system, the Company has undertaken an extensive marketing campaign to promote our e-Telemetry Data SystemTM, to the utility marketplace. Since our technology is cutting edge, we have had to conduct considerable “missionary” marketing to create an awareness of our products and services. This effort has continued in 2001. As part of our marketing and commercialization strategy, we formed an alliance with Ericsson Messaging Systems Inc.(“Ericsson”) Ericsson is a leading worldwide communications supplier providing total communications solutions from systems and applications to wireless telephone and other communication tools. The alliance is in the form of four separate agreements signed in 2000. The Company also in 2000 began discussions with a second international company to market our products in Mexico, Central and South America. These discussions have continued during 2001.

     During 2000, the Company undertook two rounds of financing to support our activities. The first was a private placement of 1,311,250 shares of common stock, which raised $2.4 million in March 2000. The second round of financing, a convertible debenture, raised $1.2 million in September 2000.

     The focus of 2001 has been the continuation of the software development for the Network Operations Center as well as the development of documentation and tutorials for installation and maintenance of the system. We also have spent significant resources in marketing the T3000 system. The T3000 e-Telemetry Data SystemTM will be available for commercial distribution late in the first quarter of 2002.

     The next evolution of the T3000 system will be the enhancement with European GSM and TDMA licensed frequencies. This will allow for a broader geographical distribution of our system. These enhancements should be operational by late 2002.

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
                               Data transmission       Carrier settlements; roaming fees

WIRELESS SERVICES

     Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $19,000 in monthly revenue. Prior to 1998, monthly revenue was higher, but WTC concentrated on developing the T3000, which sharply curtailed marketing of the paging operations, which in turn resulted in lower revenues. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000 and has not been commercially available. We will commence commercial PCS operations late 2002.

Operating Expenses

     As we develop our products and services and ready them for market, the operating expenses principally consist of research and development, pre-production expenses, and general and administrative costs. Upon launch of our products and services, sales and marketing and manufacturing expenses will substantially increase, while research and development, and preproduction costs decrease. After sales of products and services reach “regular” levels, the principal operating expenses will be sales and marketing, manufacturing, and general and administrative. Costs for research and development will still be required for new “cutting edge” wireless technology. Since we are still in the initial stages of our business plan, operating expenses will continue to increase during the next year as we complete commercialization and begin manufacturing our product and expand our operations to meet the customer service and marketing demands.

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

RESULTS OF OPERATIONS

Quarter and nine months ended September 30, 2001 compared to quarter and nine months ended September 30, 2000

     The following discussion contains comparisons between the quarter (“Recent Quarter”)and nine months ended September 30, 2001 (“Recent Period”) and the quarter (Prior Quarter”) and nine months (“Prior Period”) ended September 30, 2000. The financial statements for both periods include TRG, TSI and Telemetrix Technologies for the full period. TSI in the Prior Period included the operations of the Billing Service Bureau, which was sold in the third quarter 2000. The decrease in revenues and operating expenses from Recent Period and Prior Period can be attributed to the sale of this operation.

     During the recent period, our prime focus has been the finalization of the software development for the T3000 system, as well, making significant progress in marketing the T3000 to the marketplace.

     Revenue totaled $56,000 for the Recent Quarter and $169,000 during the Recent Period, compared to $152,000 during the Prior Quarter and $513,000 for the Prior Period. During the Recent Quarter, we received $56,000 from equipment sales and rentals. The decrease in revenues from the Prior Period is due to the sale of the billing service bureau operations and its related revenues during 2000. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

     Operating expenses were $1.42 million during the Recent Quarter and $3.13 million for the Recent Period. These expenses are primarily due to the amortization of goodwill resulting from the acquisition of WTC, and the software development costs for the T3000 technology and other operating costs. Operating expenses for the Prior Quarter were $2.09 million and $7.58 million for the Prior Period. The decreases in operating expenses from the Prior Period were due to a reduction in research and development of the T3000 technology and the sale of the billing service operation and its related expenses.

     Costs of Revenue was approximately $9,000 for the Recent Quarter and $30,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold, commissions of sales employees, agent fees and repair parts for the WTC paging operations.

     Research & Development expenses were $77,000 for the Recent Period. The primary component of the year to date expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

     Selling, General and Administrative expenses were $1.41 million for the Recent Quarter and $3.02 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $1.4 million for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies.

     Interest expense was $642,000 for the Recent Quarter and $1.52 million for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3000 as well as operations. Interest expense for the Prior Period was $380,000, interest on loans from related parties.

     Net loss. We reported a net loss of $1.92 million for the Recent Quarter and $4.38 million for the Recent Period. The principal components of this net loss for the Recent Period were amortization and depreciation of $1.38 million, interest expense of $1.52 million, research and development of $77,000 and normal operating expenses. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

     Accumulated Deficit. Accumulated deficit for the Recent Quarter was $46.39 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

     LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $906,000 in cash for operations, primarily for salaries, marketing expenses and other operating expenses. During the Recent Period we generated cash flow from financing activities of $731,000 that primarily came in the form of notes payable with related parties and stock issued for operating expenses.

     FUNDING REQUIREMENTS. In order to pay operating expenses and achieve selfsustaining operations, we expect to require substantial funding during the next twelve months. We will need funds for:

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

Repay Current Liabilities

     During our start up phase, we incurred several lines of credit and above normal levels of accounts payable. Approximately $270,000 will be used to partially pay down the accounts payable to a normal level.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings against Registrant.

Item 2. Changes in Securities and Use of Proceeds.

     (a)    Not Applicable.

     (b)    Not Applicable.

     (c)    Issuance of Unregistered Securities - The following tables summarize all securities that we issued during the quarter ended September 30, 2001, in unregistered offerings:

                                                                                  Deemed Per
      Date     Title of Security    Amount   Class of Purchaser       Exemption   Share Price  Proceeds
      ----     -----------------    ------   ------------------       ---------   -----------  --------

      7/31/01   Common Stock(1)     116,667  Accredited Investors     Rule 506       $0.76(2)      (3)
      8/01/01   Common Stock(4)     397,288  Accredited Investors     Rule 506       $0.97(2)      (3)
      8/21/01   Common Stock(5)     150,000  Accredited Investors     Rule 506       $0.70(6)      (5)

      --------------------
      (1) Issued as part consideration for a bridge loan of $89,000.
      (2) The average of the closing price of the stock on the loan draw down dates.
      (3) Issued as part consideration for a bridge loan, so no cash consideration was received specifically for this stock.
      (4) Issued as part consideration for a bridge loan of $383,413.
      (5) Issued as part consideration for investment banking services.
      (6) Closing price of the stock on date of issuance.
      (7) Issued as part consideration for investment banking services, so no cash consideration was received specifically for this stock.

        (d) Not Applicable.

Item 3. Defaults Upon Senior Securities.

        (a) Not Applicable.

        (b) Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted for a vote of Security Holders.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits. None

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

November 10, 2001                                                                                               By: /s/   James Doyle
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