Form 10KSB/A
period 2000-12-31
TELEMETRIX INC
filed 2002-03-19
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB/A

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

PART I

Item 1. Business

        TELEMETRIX IS A DEVELOPMENT STAGE COMPANY WITH REVENUES LIMITED TO THOSE THAT ARE GENERATED THROUGH THE SALE OF MONTHLY PAGING SERVICE AND RENTAL OF TOWER SPACE ON OWNED TOWERS. TELEMETRIX HAS SIGNIFICANT ONGOING EXPENSES RELATED TO THE DEVELOPMENT OF THE FOLLOWING PRODUCTS AND SERVICES AND THE COMPANY HAS SUBSTANTIAL DEBT AS REFLECTED ON THE ACCOMPANYING FINANCIAL INFORMATION. TELEMETRIX TECHNOLOGIES HAS CUSTOMERS FOR THE PAGING SERVICES PROVIDED, BUT AT THIS TIME DOES NOT HAVE ANY CUSTOMERS FOR THE T3000 TELEMETRY DATA SYSTEM.

        Telemetrix Inc. through its subsidiary, Telemetrix Technologies has developed and patented a solution for universal wireless telemetry. This system will be sold both to and through telecommunications companies and digital telecommunications carriers, which would be such as Voicestream, and AT&T as a complete end-to-end solution for their telemetry data customers. The system is also sold direct to end users through Telemetrix Technologies. Telemetry is the transmission of data that represents status information on a remote process, function or device. Telemetry enables businesses to monitor activity, detect situations requiring intervention and promptly respond to such situations. Businesses currently using telemetry include electric utilities, alarm companies and vending machine operations and as the technology advances, the potential applications multiply. Telemetry has been significantly advanced by Telemetrix’ development of the T3000 e-Telemetry Data SystemTM that collects and transfers telemetry data over the Short Message Service of digital communications systems worldwide and delivers that data to the user (customer) via the internet. The T3000 wireless telemetry system includes hardware(e.g., the CommCenter and Optical Reader), network monitoring services software, and other support services. Telemetrix provides each of these T3000.

Telemetrix owns and operates a wireless GSM Personal Communications System (PCS) telecommunications network and a paging network. The total of the paging and PCS coverage areas encompass portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Our operations consequently consist of operating the paging system and doing T3000 research & development, product design, manufacturing, development of telecommunications services and carrier support services.

Telemetrix Technologies

        Telemetrix Technologies developed the T3000 e-Telemetry Data SystemTM wireless telemetry hardware and software. The T3000 system can be used in an unlimited number of ways, i.e., automatic utility meter reading, home security, home health alarms, monitoring vending machines and numerous other specialty applications.

The Telemetrix Model 3100 CommCenter is a proprietary hardware and software communications gateway. Another use of the CommCenter hardware is the ability to function as a wireless local loop interface which will replace, bypass or supplement existing wireline telephone service equipment or provide primary or additional telephone service. Using this Telemetrix hardware and software, PCS operators in any size market can offer additional services and increase their revenue. The T3000 system and components have been developed and tested on the Telemetrix GSM PCS networks.

The Telemetrix Model 3500 and 3600 Optical Meter Readers allow utility companies to retain legacy-metering equipment in their Automatic Meter Reading and telemetry systems. The Optical Meter Reader is simply attached to the outside of an existing electro-mechanical utility meter. This eliminates the need for an electric utility to replace existing meters which significantly lowers the installation cost of a telemetry system.

Telemetrix Technologies holds two PCS licenses and 34 paging and mobile telephone licenses serving 27 locations in the service area. The licensed PCS service areas encompass approximately 138,000 persons. We intend to expand these wireless services to include PCS Wireless Local Loop services (i.e., local exchange services), wireless telemetry and mobile PCS. Our wireless network also serves as a showcase for new products and services, where potential carrier customers can watch the T3000 system and CommCenter in operation.

T3000 e-Telemetry Data SystemTM

        Telemetrix’ immediate objective is to get the T3000 e-Telemetry Data SystemTM hardware into production. We have beta-tested the T3000 in western Nebraska, and integrated the devices with the controlling software.

In 2002, it is planned that the T3000 e-Telemetry Data SystemTM will be designed to operate using other wireless technologies including TDMA, which will expand the available coverage and increase the number of available markets in North America and around the world.

        e-Telemetry Data SystemTM and e-Telemetry DataTM are Registered Trademarks of Telemetrix Inc.

SHORT MESSAGE SERVICE. The T3000 uses the SHORT MESSAGE SERVICE capability of existing PCS networks: this wireless transmission technology eliminates any need for a wireline telephone connection, offers widespread coverage and permits easy mobility. SHORT MESSAGE SERVICE is available from licensed PCS operators, therefore T3000 users need not obtain FEDERAL COMMUNICATIONS COMMISSION licenses. The Company’s technology patents prevent competitors from using the Company’s proprietary technology for collecting and transmitting telemetry data using the standard SHORT MESSAGE SERVICE. The technology patents give the T3000 a competitive advantage.

From 1999 through this date, the direction of the Company has shifted to focus on the commercialization of the T3000 system. Early in 2000, management reviewed the operation and future of the billing service bureau and concluded that Telemetrix Solutions service bureau business should be sold. During the second and third quarter, the Company sought a buyer for the business and was successful in selling it in August 2000. The sale was to Nextech Catalysts Inc., and included almost all of the assets and certain liabilities. The assets and liabilities were exchanged for shares of Superwire.Com common stock. This allowed the company to reduce the monthly operating and focus on the core competencies of the company.

        The primary focus of the Company in 2000 was the commercial development and testing of the T3000 system. The Company completed manufacturing design of the T3000 hardware and substantially completed software design of operating components. Additional required PCS network infrastructure was installed. Several of the T3000 components underwent independent testing and received approval. During 2000, the Company was granted two patents related to the T3000 technology. Both patents cover the equipment and the method of collecting and transmitting telemetry information using the Short Message Service portion of a Personal Communications Systems (“PCS”) Network the further enhancement of content, and access via the Internet.

        The Company signed several testing and evaluation agreements during 2000. The agreements are for testing of our T3000 system under each company’s specific environment, prior to a complete commercial installation. The companies that signed agreements include: PSP Products Inc., Manassas, Virginia; Northern California Power Association of Roseville, CA; and an agreement is pending with Holland Board of Public Works of Holland, MI. A test and evaluation installation was made at Bay Area Rapid Transport (BART) in San Francisco, CA. Many other T&E agreements are being negotiated .

        The Company undertook an extensive marketing campaign to promote our e-Telemetry Data SystemTM, to the utility marketplace. Since the technology is new to the marketplace, we have had to conduct considerable “missionary” marketing to create an awareness of our products and services. This effort will continue in 2001.

        The Telemetrix e-Telemetry Data SystemTM offers support services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

        The T3000 system:

—	Acquires data from remote devices.
—	Controls, polls and activates the remote devices.
—	Manages the entire wireless telemetry system.
—	Offers real-time access to telemetry data.
—	Provides Wireless Local Loop type telephony services.

        The company will move to the full marketing and commercialization phase in second quarter of 2001. Numerous meetings are set, field trials are scheduled and convention exhibits are booked.

        As part of our marketing and commercialization strategy, we have formed an alliance with Ericsson Messaging Systems Inc.(“Ericsson”). Ericsson is a leading worldwide communications supplier providing total communications solutions from systems and applications to wireless telephone and other communication tools. The alliance is in the form of four separate agreements signed in 2000. On December 1, 2000 Telemetrix entered into a Software Original Equipment Manufacturer (“OEM”) Agreement with Ericsson Messaging Systems, Inc. a wholly owned subsidiary of L. M. Ericsson (“Ericsson”) whereby Telemetrix will provide software to Ericsson on an OEM basis for Ericsson to sell under their brand name(s). The software will be used in association with the Telemetrix patented T3000 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson with Telemetrix e-Telemetry DataTM Software which Ericsson will deploy to customers and PCS operators throughout North America and the world, under Ericsson’s brand and labeled with the phrase “Powered by Ericsson.”

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

The following chart summarizes the different markets that can be served by the T3000 e-Telemetry Data SystemTM . There is a strong market for the delivery and use of telemetry data in a number of different industries. The Targeted Telemetry Market Segments chart shows some of the different industries and businesses that either currently use telemetry data and will benefit from the availability of wireless telemetry data or currently do not have access to wireless telemetry data from any source and will benefit from this availability. The chart shows the major industries that will either benefit or be major users of wireless telemetry data , the uses that will be made of the data, the benefit that will be realize by that industry as a result of the availability of reasonable access to a universal telemetry data service and finally, the chart has an example of the application and the use of wireless telemetry data in serving that application or business segment.

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
________________________________________________________________________________________________________________
Public and Municipal            o  Parking Meters         o  Parking meter         o  A city is losing
       Services                 o  Highway Tolls             servicing                money everyday
                                o  Streetlights           o  Service route            because parking
                                o  Railroad Crossing         management               meters are full or
                                   Switches               o  Preventive               robbed
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
________________________________________________________________________________________________________________

Intellectual Property Rights.

        On January 11, 2000, United States Patent #6,014,089 was issued to Telemetrix. The patent covers claims for an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system. This system and method is entirely within the standards of operation of a PCS network, which means that the overall operation and functionality of the network is not affected by this use and data transmission.

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

        Patents have a duration of 17 years from the date of issue, therefore the patents granted to Telemetrix will not expire until 2017.

        Our Optical Meter Reader is being enhanced and applications have been made for patents on the enhancements to the reader. We have filed additional patent applications and amendments.

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

Marketing & Sales

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

        Telemetrix will also go to market through a direct sales effort utilizing the roaming capability of the PCS network located in Gering, Nebraska. Through the use of this network, as outline in the following diagram, Telemetrix has the ability to use any other PCS network to deliver and receive telemetry data information from locations throughout the United States and have that data returned to the Telemetrix network in Nebraska. That data is then posted to a secure internet site for access by the data customer. This Managed Services concept permits Telemetrix to work with existing PCS operators until they reach the level of business necessary to support a Telemetrix software installation in their own network. This also allows Telemetrix to work directly with Value Added Resellers to utilize their sales contacts to generate business on the Telemetrix network, with access to the data and control through an internet connection to the Telemetrix network and Short Message Service Center.

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

Potential Customers and Markets

        Telemetrix Technologies currently has approximately 1,400 paging customers located in Western Nebraska and Eastern Wyoming. Telemetrix does not have any contracted customers for the e-Telemetry Data system, hardware or software. Currently, there isn’t any single customer that represents over 10% of the business of the company.

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

        Wireless telemetry and the e-Telemetry Data system must achieve hardware deployment in the field in order to be successful. The hardware developed by Telemetrix must be relatively inexpensive, easy to install and maintain. The coverage areas of digital PCS providers continues to expand however the relatively limited coverage area could be problematic in meeting the telemetry data needs of some potential customers. The seriousness of this problem will decrease over time as the existing networks expand in the United States. Outside the United States coverage is better and network interoperability is not a serious issue.

        Telecommunications providers are beginning to reduce their capital outlays to compensate for the higher level of spending that have taken place over recent years, and to give the networks time to develop revenues. This does not have a significant effect on the e-Telemetry Data system because the system operates on digital communication system that is currently deployed. The effect of the reduction in spending by network operators will have some effect on slowing the overall growth of coverage in the United States.

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

Competition

        Competitors are extremely diverse. There is no single company that dominates the wireless telemetry market or that dominates any individual segment of the telemetry market. Each competitor has created a niche for their business and seems to stay within that niche. There is no competitor that can offer the universal capabilities of the T3000 end-to-end solution, from ease of installation and use to the complete “turn-key” telemetry data implementation solution. All of the known competitors are shown in the following table and are categorized by wireless data transmission standard or technique. The precise market share of each competitor cannot be shown because the telemetry data market is spread over a number of applications. Some of the competitors are particularly strong in utility telemetry data solutions, others serve other and more diverse niche’ markets. The Telemetrix e-Telemetry Data System is designed to effectively compete in almost all markets with the competitors and technologies listed herein.

        In general terms, there are a limited number of ways to gather telemetry data in actual operation. There are only two general categories i.e., wireline (telephone connection) and wireless. The wireline applications are rapidly being replaced with wireless applications because wireless applications are (a) less expensive and (b) easier to install and maintain. The wireless methods of delivering telemetry data are divided into three general categories; (a) proprietary networks, (b) existing commercial networks and (c) satellite.

        Proprietary networks are those wireless installations that are built and owned by a single company and that are used for specific applications or uses. In the following chart, those networks are shown as (a) Proprietary Wireless Networks and (b) Dedicated Packet Data Networks. In certain applications and under specific circumstances (high concentration of data points that require a high level of monitoring) those networks can be advantageous. The cost of using these networks is scalable, and the more use that is made of the network, the lower the cost per transaction.

        Existing commercial networks are those wireless applications that operate over the existing commercial wireless networks. In the following chart, those networks are shown as (a) Cellular Digital Packet Data, (b) Cellular Control Channel Technologies, (c) Narrowband PCS. The usefulness of these technologies depends on the cost of using the network and the availability of equipment to be placed on the network. The size of the data packets that are transmitted over these networks is relatively small, and there is some difficulty in moving data through the networks in certain circumstances. These systems rely on the analog wireless telephone systems, which are becoming obsolete and are being replaced with digital wireless systems.

        Satellite service requires the use of a low earth orbiting satellite network to receive the telemetry data and retransmit that data to another location for transport to the customer. The coverage is very good, the equipment is expensive and the data costs per packet are expensive.

        Many of the Company’s competitors have multiple divisions and do not break out the telemetry data and equipment sales individually on their publicly available financial statements. However, information on various companies with much of their revenues derived from telemetry data and equipment sales are listed below.

        The following chart contains industry specific terms and is provided for the use of those readers that have knowledge specific to the industry. It is anticipated that this information will be valuable to that reader.

Telemetry Technology Landscape

Service Technologies         Description                     Advantages                       Weaknesses
__________________________________________________________________________________________________________________
DIGITAL CELLULAR/PCS     Currently SHORT MESSAGE       IP capable, Cost of network     Small but growing
(GSM, TDMA,CDMA)         SERVICE technology; packet    is shared,  Migrateable GSM/    footprint/Service
(TELEMETRIX              data technology will be       TDMA transceiver technology     still in deployment/
TECHNOLOGIES)            overlaid on digital cellular/                                 Focus on wireless voice
                         PCS networks in long term
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

REGULATION

Wireless telecommunications services are subject to significant regulation and we could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the “Communications Act”) including amendments by the Telecommunications Act of 1996, the FEDERAL COMMUNICATIONS COMMISSION regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FEDERAL COMMUNICATIONS COMMISSION or a contractual arrangement with a licensee. Telemetrix has a PCS license, which was obtained in the C Block License Auctions. Telemetrix also has numerous paging facility licenses, which are used in the operation of the existing paging system. Telemetrix maintains FCC licenses on all of the communication facilities. The PCS licenses were issued on a 10-year basis with an expectation of renewal at the end of that term. The paging licenses are granted on a 10-year basis also with a reasonable expectation of renewal.

EMPLOYEES

        The Company had 14 full-time employees on December 31, 2000. No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

        Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG—US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG—US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG—US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.(“TRG—Canada”), which offered some Customer Care Services in Canada; TRG—US then acquired TRG—Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG—US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG—US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

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

Item 2. Properties

        Telemetrix Technologies leases 5,168 square feet of office space in Gering, Nebraska from Mr. Tracy (our CEO, President, Treasurer and Director), pursuant to a lease expiring in October 2002. See “Certain Relationships and Affiliated Transactions”.

        Telemetrix Technologies holds various FEDERAL COMMUNICATIONS COMMISSION radio frequency licenses: two PCS licenses for Scottsbluff, Nebraska, and 34 paging and mobile telephone licenses serving 27 locations in western Nebraska, eastern Wyoming and northeastern Colorado.

Item 3. Legal Proceedings

        In August 2000, Telemetrix Inc. filed a lawsuit against Unisys Corporation, in Federal Court for non-fulfillment of a contract for delivery of a Unisys SHORT MESSAGE SERVICE CENTER. Unisys filed a counterclaim, for the payment amount due on the contract. The case is proceeding through mediation and arbitration. Management believes that Telemetrix will ultimately prevail in the proceeding. In June 2001, through arbitration, the matter was settled. The exact terms of the arbitration are confidential however; the settlement did not have an adverse financial impact on the company.

Item 4. Submission of Matters to a Vote of Security Holders

        We did not hold a shareholders’ meeting in 2000, so security holders did not vote on any matters.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters.

        The Shares are quoted on the NASD’s Over-The-Counter Bulletin Board (“OTC-BB”), but there currently is a very limited market for the resale of the Shares, which have not traded actively since the late 1980s. Although we intend to apply for a NASDAQ listing in the future, Telemetrix currently does not qualify for listing. Since listing depends on our future financial condition, there is no assurance that we will ever qualify. Without a NASDAQ listing, trading in the Shares probably will remain light and the Shares will be illiquid.

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

Issuance of Unregistered Securities. The following tables summarize all securities that the Company issued or sold during the fiscal year ended December 31, 2000, that were not sold in registered offerings:

                                                              Deemed       Per
 Date    Title             Amount    Purchaser                Exemption    Share Price   Consideration
 ----    -----             ------    ---------                ---------    -----------   -------------
3/31/00  Common Stock     1,311,250  Various                  Sec. 4(2)        $2.00     Cash
6/30/00  Common Stock       510,778  Becker Capital Mgmt.     Sec. 4(2)        $2.00     Conversion of debt
8/1/00   Common Stock        20,000  Various                  Sec. 4(2)        $4.75     Consulting services
9/01/00  Common Stock       330,000  Various                  Sec. 4(2)        $4.00     Convertible debt.
9/30/00  Common Stock     1,177,240  Hartford Holdings Ltd    Sec. 4(2)        $5.50     Conversion of debt
11/30/00 Common Stock        75,000  Consultant               Sec. 4(2)        $1.81     Consulting services

Item 6. Management’s Discussion & Analysis of Financial Condition or Plan of Operation

        Telemetrix offers wireless e-Telemetry DataTM Solutions for businesses and telecommunications carriers, particularly wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service control channel of digital communications networks (PCS systems). Telemetrix was granted patents covering this proprietary technology in January and November 2000.

        The Company has experienced substantial change over the past two reporting years. During April 1999, the Company was formed through a corporate combination between Arnox Corporation and Telemetrix Resource Group, Inc. Arnox was an inactive corporate shell prior to the combination. In September 1999, Tracy Corporation II d/b/a/ Western Total Communication was acquired for stock. Telemetrix Resource Group, Inc. was comprised of Telemetrix Resource Group, LTD, a Canadian corporation, which was later renamed Telemetrix Solutions. Telemetrix Solutions offered billing services and consulting to telephony companies. Western Total Communications, later renamed Telemetrix Technologies, was formed in 1982 to provide wide area paging in western Nebraska, eastern Wyoming and northeastern Colorado. It acquired two PCS licenses (30 MHZ and 10MHZ) for Business Trading Area 411, as defined by the Federal Communications Commission, and has constructed the 30 MHZ licensed network. It is also certified as a competitive local exchange carrier (“CLEC”) in the State of Nebraska. Telemetrix Technologies developed the T3000 wireless telemetry system.

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

        The T3000 e-Telemetry Data SystemTM will be available for commercial distribution in the second quarter of 2001. The software development required for the T3000 will be completed in the first quarter of 2001. During 2001, we will increase our marketing efforts to create the demand for our systems. Telemetrix Inc. expects regular sales to meet historical and future projections.

        The next evolution of the T3000 system will be the enhancement with European GSM and TDMA licensed frequencies. This will allow for a broader geographical distribution of our system. These enhancements should be operational by year-end 2001.

        Currently, the Company is seeking additional financing. It is estimated that no more than an additional $10 million will be required for manufacturing inventory, working capital and to re-pay current liabilities. Purchasing the shell corporation precluded Telemetrix Inc. from conducting an initial public offering. Audit reports therefore express a going concern opinion, which represents their uncertainty that the company will be able to continue into the future. A study of small deal IPO companies show that approximately 7% went public despite their auditor having rendered a going-concern modified opinion on their financial statements. Telemetrix Inc. believes that this opinion will be modified when long-term financing is secured.

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

Pre-Production

        Pre-production costs include certification by the FEDERAL COMMUNICATIONS COMMISSION, Underwriters Laboratory, Canadian Standards Association (“CSA”) and GSM standards organizations, to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. A principal pre-production expense are the costs incurred to develop manufacturing processes and custom test equipment, as well as the cost of customized manufacturing test equipment for radio components. Pre-production costs will end when the system is commercially available, in June 2001.

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

RESULTS OF OPERATIONS
Year ended December 31, 2000, compared to year ended December 31, 1999

        The following discussion contains only minimal comparisons between the year ended December 31, 2000 (“Recent Period” and the year ended December 31, 1999 (“Prior Period”). The financial statements for the Prior Periods include only TRG for the full period and WTC for one quarter because WTC was not acquired until September 1999; however, the financial statements for the Latest Periods include Telemetrix, TSI and Telemetrix Technologies. Since the Prior Period did not include any operations of WTC, the results of operations for the Recent Periods are not comparable to the Prior Periods. We expect that this situation will continue until first quarter 2001, when both periods being compared will contain WTC’s operations.

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

Selling, General & Administrative expenses were $4.7 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $2.0 million for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FEDERAL COMMUNICATIONS COMMISSION licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $11 million SG&A expenses for the Prior Period were primarily salaries and other operating expenses in the Service Bureau operations and the amortization of the Billing Software (which was written off in late 1999).

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

FUNDING REQUIREMENTS. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for:

Development and Commercialization

Development and commercialization prior to commercial distribution will require approximately $1,200,000. This includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., FEDERAL COMMUNICATIONS COMMISSION, ANSI, UL, and CE Mark), software interface development, and completion of manufacturing design. After commercial distribution begins, $800,000 will be required for the integration of TDMA, CDMA, the European GSM module and new technologies such as Bluetooth.

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

Item 8. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure

     None

PART III

Item 9. Directors and Executive Officers of Registrants

     Telemetrix’s shareholders elect the Board of Directors at each annual general meeting. Directors hold office until their successors have been elected and qualified or until their death, resignation or removal. The incumbent Directors fill vacancies occurring between annual general meetings of the shareholders. Telemetrix’s Officers are appointed by, and serve at the pleasure of, the Board. No Director or Executive Officer was selected pursuant to any arrangement or understanding between that person and any other person. Telemetrix’s current directors and executive officers are listed below.

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

The Directors were established on the date of acquisition of the corporation and the term of the directors is continues until resignation by the director or replacement of the director by the board.

William W. Becker, Chairman of the Board. Mr. Becker is a principal of Hartford Holdings Ltd. (“HHL”), our largest shareholder. He also serves a Chairman of The Becker Group of Companies and Transdigital Communications Corporation, and served as the Chairman of TeleHub Communications Corporation (“TeleHub”) from March 1996 through June 1999 and then from September 1999 to the present. He also serves on the Board of Directors for nCUBE Corporation, AirCell Communications, Inc., Transdigital Communications Corporation, Earth Satellite Telecommunications Advanced Research, Inc. (“e*star”) and TeleHub Communications Corporation (“TeleHub”). Prior to joining us, Mr. Becker founded a number of companies in telecommunications, cable TV, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas Ltd. (now Cigar Oil & Gas Ltd.). Mr. Becker was a significant investor of IntelCom Group, Inc. (now, ICG Communications, Inc.), a CLEC, for which he served as chairman and CEO from 1987 to June 1995. Mr. Becker devotes time to Telemetrix on a part time and as needed basis.

Michael J. Tracy serves as Director, Chief Executive Officer and President - Telemetrix Inc. Technologies since April 1999, Telemetrix Inc. since January 2000. For the 4 years prior to serving as CEO and President of Telemetrix, Inc. Tracy was President of Telemetrix Technologies. He participated in the development of the technology and patenting of the T3000 e-Telemetry Data System. In 1982, Mr. Tracy formed WTC (now called Telemetrix Technologies), which provides paging, PCS and mobile telephone services. He has over 20 years of broadcasting and communications experience and is President of Tracy Broadcasting Corporation, which he founded in 1976. Mr. Tracy has a Bachelor of Arts degree from The Hiram Scott College, has held various elected civic and local positions including city council and president of the chamber of commerce. He is a member of several professional, industry and representative boards. Mr. Tracy devotes full time to his duties in management with Telemetrix Inc.

Michael L. Glaser has been Secretary and Director of Telemetrix Inc. since April 1999 and has 36 years legal and regulatory experience in the telecommunications industry. Currently he is a shareholder of Lottner Rubin Fishman Brown & Saul, P.C., Company’s legal counsel, which he joined in January 1996. Mr. Glaser was a director and shareholder of the law firm Hopper and Kanouff, P.C. from July 1992 to January 1996, and a partner at the law firm Holme Roberts & Owen, Denver, Colorado from July 1990 through June 1992. From 1966 to 1983, Mr. Glaser practiced law emphasizing Telecommunications in Washington D.C. Mr. Glaser is co-Chairman of the Telecommunications Law Forum of the Colorado Bar Association, and is licensed to practice in Colorado, Maryland and the District of Columbia. He received both his undergraduate degree and law degree (with honors) from the George Washington University, Washington, D.C. . Mr. Glaser devotes time to Telemetrix on a part time and as needed basis.

James Doyle has served as Chief Financial Officer of Telemetrix Inc. since March 2000 and has extensive experience in corporate fiscal management. For three years prior to joining Telemetrix, he served as Vice President and CFO of the Regional West Medical Center in Scottsbluff, Nebraska. Prior to Joining Regional West, Mr. Doyle served as Controller for Provenant Health Partners and Hospital Controller for National Medical Enterprises, both in Denver, Colorado. He has also held executive positions with Rocky Mountain Health Care Corporation/Blue Cross and Blue Shield, serving as Director, Corporate Planning; Supervisor, Corporate Budget and Financial Planning and Senior Financial Analyst. Mr. Doyle received his Bachelor’s degree from the University of Northern Colorado in 1977 and his MBA from the University of Nebraska-Lincoln in 1983. He was licensed as a Certified Public Accountant in 1987.

Joe Schon has served as our Chief Operating Officer of Telemetrix Inc. since May 2000. For 8 years prior to joining Telemetrix, Mr. Schon served as President of Agromac Corporation, a manufacturing company specializing in the design and manufacture of agricultural equipment.. Mr. Schon has held management positions with the world's major companies. He served as Vice President of the Alcoa Separations Technology Division of Alcoa, Inc.; Business Development Director for FMC; Director of Marketing-Corporate Technology for Allied-Signal, Inc., and also served as General Manager of the company’s AQUATECH Systems Division; Marketing and Market Development Manager for Boise Cascade Corp’s Composite Can Division and as Allied Chemical Corp.’s Asia Pacific Sales Manager and Western Hemisphere Sales Manager. Mr. Schon holds a B. S. Degree in mathematics and physics with a minor in chemistry from Fort Hays State University in Kansas and an MBA Degree from Pepperdine University in Los Angeles.

BOARD COMMITTEES

     The Board currently does not have any committees but intends to form an Audit Committee and a Compensation Committee. The proposed Audit Committee will review the services provided by the Company’s independent accountants, consult with the independent accountants on audits and proposed audits of the Company and review certain filings with the SEC and the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee will determine executive compensation and review transactions between the Company and its affiliates, including any associates of affiliates.

LITIGATION INVOLVING OFFICERS & DIRECTORS

     Mr. William Becker served as the Chairman of TeleHub Communications Corporation (“TeleHub”) from March 1996 through June 1999 and then from September 1999 to the present. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, that subsidiary owed the Company approximately $606,000 for billing and consulting services. Given the status of this bankruptcy case, the Company has reserved for the entire amount owed and we do not expect to receive any payment.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors, executive officers and significant shareholders (“Reporting Persons”) to report their Share ownership and transactions in Shares. The following table lists the Reporting Persons and the number of late reports filed by each Reporting Person during 1999:

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

                                      Summary Compensation Table

                                                   Annual Compensation
                                 Fiscal   --------------------------------   Long-Term     All Other
Name & Principal Position         Year      Salary      Bonus      Other    Compensation  Compensation
-------------------------         ----      ------      -----      -----    ------------  ------------
Michael J. Tracy                 2000      $ 12,000      None      None         None         None
   Chief Executive Officer       1999      $  9,700      None      None         None         None
                                 1998(1)   $ 12,000      None      None         None         None

Marguerite McKee                 2000(2)   $104,000      None      None         None         None
   Vice President of             1999(3)   $ 69,000      None      None         None         None
   Product Commercialization     1998        ----        ----      ----         ----         ----

James Doyle                      2000(4)   $ 75,000      None      None         None         None
   Chief Financial Officer       1999        ----        ----      ----         ----         ----
                                 1998        ----        ----      ----         ----         ----

Joe Schon                        2000(5)   $ 40,000      None      None         None         None
   Chief Operating Officer       1999        ----        ----      ----         ----         ----
                                 1998        ----        ----      ----         ----         ----

_______________________

1  Mr. Tracy received this compensation as President of WTC prior to the Combination.
2  Ms. McKee’s resides in Canada, her salary is reflected in $US, but was paid in $CDN.
3  Ms. McKee’s resides in Canada, her salary is reflected in $US, but was paid in $CDN.
4  Mr. Doyle’s salary reflects a partial year of employment at an annual salary of $90,000
5  Mr. Schon’s salary reflects a partial year of employment at an annual salary of $72,000.

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

                         Summary of Executive Options Table

                     Number of Shares     % of Total Options   Exercise
                     Underlying Options   Vested  During       Price        Expiration
Name                 Granted              2000                 ($/Share)    Date
---------            -----------------    ------------------   ---------    ---------

James Doyle (1)           50,000                0               10.00        6/08/2003

Joe Schon (2)            100,000                0                4.69       9/12/2003
(1)	Mr. Doyle’s options are vested in equal annual amounts over five years starting on March 8, 2001. The fourth and fifth incremental vesting is contingent upon the Company’s renewal of his employment contract.

(2)	Mr. Schon’s options are vested over a five year period on June 12 of that year, based on the following schedule:

22

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

After we formulate and begin implementing the business plans, the Board’s Compensation Committee will address director compensation.

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

Name and Address of Beneficial Owner                                      Shares       Percent(1)
------------------------------------                                   -----------     -------

Hartford Holdings Ltd. ("HHL").......................................  6,215,813(2)     38.1%
       Box 143, Cayman Islands, British West Indies

Vintage Investments Ltd (The Marguerite Laura Becker Trust)..........  1,725,000        10.6%
       c/o The Harbour Trust Co. Ltd. One Capital Place,
       PO Box 1787,Cayman Islands, British West Indies

William W. Becker (Chairman of the Board of Directors)...............  6,353,313(3)     39.0%
       Box 143, Cayman Islands, British West Indies

Michael J. Tracy (Chief Executive Officer, Treasurer & Director).....  4,328,500        26.6%
       1225 Sage, Gering, Nebraska 69341

Michael L. Glaser (Secretary & Director).............................    973,908         6.0%
       633 17th Street, Suite 2700, Denver, Colorado 80202

Joe Schon (Chief Operating Officer)..................................      4,000           *
       1225 Sage, Gering Nebraska 69341

James Doyle (Chief Financial Officer)................................      3,000           *
       1225 Sage, Gering, Nebraska 69341

Executive Officers and Directors as a Group (5 persons).............. 11,662,721        71.5%

___________________
*	Less than one percent of outstanding Shares.

[1]	Based on 16,305,165 issued and outstanding Shares on December 31, 2000. Beneficial ownership is calculated according to the SEC’s rules.

[2]	William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL. Mr. Becker controls both The Becker Group and HHL.

[3]	Includes all Shares held personally and by HHL.

There currently are no arrangements that could result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

        On June 30, 2000, the Becker Group of Companies converted notes payable totaling $1.03 million (including principal and accrued interest) into 510,778 shares of common stock. On September 30, 2000, Hartford Holdings converted notes payable totaling $6.47 million (including principal and accrued interest) into 1,177,240 shares of common stock. The Becker Group of Companies is owned by HHL, our largest shareholder. William Becker, Chairman of the Board, maintains control of both The Becker Group and HHL.

        The Company also borrowed $1,091,000 from two principal shareholders, Mr. Tracy (President, Treasurer and Director) and Mr. Glaser (Secretary and Director) at interest rates ranging from 9% to 11%. Funds were borrowed as needed throughout the year and notes created on specific loan dates. All notes are demand notes and listed as short term liabilities. All funds were used for the continuation of the development of the T3000 technology and for working capital. All funds were used for operating expenses incurred in the continuation of the development of the T-3000 technology.

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

++++ Filed with this Annual Report on SEC Form 10-K for the year ended December 31, 2000.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report of Ehrhardt Keefe Steiner & Hottman PC ..............F--1

Consolidated Financial Statements

         Consolidated Balance Sheet...............................................F--3

         Consolidated Statements of Operations and Comprehensive Loss.............F--4

         Consolidated Statement of Stockholders' Equity (Deficit).................F--5

         Consolidated Statements of Cash Flows....................................F--6

Notes to Consolidated Financial Statements........................................F--8

F-1

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

Telemetry involves the use of remote devices for data collection and analysis. For example, a telemetry device in a vending machine can transmit the amount of cash receipts and a nightly inventory to the owner’s monitoring computer. The owner can then decide whether to refill the machine, order more products and add that vending machine to the delivery truck’s itinerary. Telemetry thus requires measurement and transceiver devices, transmission services, central control devices and management software. Businesses requiring telemetry applications include electric utilities, alarm companies and vending machine

TELEMETRIX, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Description of Business

operations. Telecommunications carriers, such as Personal Communications Services (“PCS”) carriers can use our technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless communication service providers.

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

March 17, 2002                                                                                                 By: /s/   JAMES DOYLE
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

                              *                                                                                               Director & Chief Executive Officer
                 Michael J. Tracy

                              *                                                                                               Director
                 Michael L. Glaser

                                                                                                                            *By:  /s/ JAMES DOYLE                                                                    March 17, 2002
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