Form 10QSB/A
period 2001-09-30
TELEMETRIX INC
filed 2002-03-19
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB/A

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

TELEMETRIX INC.
(Commission File No. 0-14724)

TABLE OF CONTENTS FOR FORM 10-QSB/A
PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

PART II - OTHER INFORMATION

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Report contains statements that anticipate the future and therefore are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such ” forward-looking statements” include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statements other than statements of historical facts. Forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words indicate such statements. Investors should read statements with these terms carefully because they:

•	discuss the Company’s future expectations;
•	contain projections of the Company’s future results of operations or of its financial condition; or
•	contain other “forward-looking” information.

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information as of September 30, 2001 is unaudited)

                                                                   September 30     December 31
                                                                       2001             2000
                                                                   ------------     -----------
                                       ASSETS

Current assets:
   Cash ............................................................   $   --      $    145
   Accounts receivable, net of allowance for doubtful accounts .....         22          33
   Note receivable-- related party .................................        193         188
   Due from related companies ......................................         32          38
   Prepaid expenses ................................................        397           5
                                                                       --------    --------
      Total current assets .........................................        644         409

Property & equipment ...............................................      1,592       1,667
Intangibles ........................................................      5,455       6,778
                                                                       --------    --------

         Total assets ..............................................   $  7,691    $  8,854
                                                                       ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Line of credit ..................................................   $    200    $    200
   Accounts payable ................................................      2,212       2,087
   Accrued expenses ................................................        810         727
   Due to related companies ........................................        225         226
   Current portion-- long term debt-- related parties ..............      2,073       1,311
   Current portion of long term debt ...............................      1,200       1,200
                                                                       --------    --------

     Total current liabilities .....................................      6,720       5,751

Long term debt-- related party .....................................        228         253
Long term debt .....................................................        835         841
                                                                       --------    --------
     Total long-term liabilities ...................................      1,063       1,094
       Total liabilities ...........................................      7,783       6,845
                                                                       --------    --------

Shareholders' equity:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,387,937 and 16,305,000 shares issued and outstanding
   at September 30, 2001 and December 31, 2000 respectively ........         18          16
Additional paid-in capital .........................................     46,696      44,961
Debt issuance costs ................................................       (578)     (1,067)
Stock warrants .....................................................         53        --
Foreign currency translation .......................................        109         108
Accumulated deficit ................................................    (46,390)    (42,009)
                                                                       --------    --------
       Total shareholders' equity ..................................        (92)      2,009
                                                                       --------    --------

            Total liabilities and shareholder's equity .............   $  7,691    $  8,854
                                                                       ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Information relating to the three and nine month periods ended September 30, 2000 and 2001 is unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                               2001             2000          2001            2000
                                               ----             ----          ----            ----
Revenue:
   Equipment sales & rental .............. $         56    $         71    $        169    $        213
   Service income ........................         --                81            --               300
                                           ------------    ------------    ------------    ------------
       Total revenue .....................           56             152             169             513
                                           ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue .......................            9              22              30             143
   Research & development ................          (25)            735              77           3,427
   Selling, general & administrative .....        1,435           1,334           3,021           4,008
                                           ------------    ------------    ------------    ------------
       Total operating expenses ..........        1,419           2,091           3,128           7,578
                                           ------------    ------------    ------------    ------------

 Net loss from operations ................       (1,363)         (1,939)         (2,959)         (7,065)
                                           ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) .............          642              55           1,519             380
   Other expense (income) ................          (84)              5             (96)            (10)
                                           ------------    ------------    ------------    ------------
       Total other expense (income) ......          558              60           1,423             370
                                           ------------    ------------    ------------    ------------

Net (loss) ............................... $     (1,921)   $     (1,999)   $     (4,382)   $     (7,435)
                                           ============    ============    ============    ============

Weighted average shares outstanding
 during period ...........................   17,797,500      14,826,258      16,834,539      13,966,434

Loss per share ........................... $      (0.11)   $      (0.13)   $      (0.26)   $      (0.53)
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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Information relating to the nine month periods ended September 30, 2000 and 2001 is unaudited)

                                                                       Nine Months
                                                                    Ended September 30,
                                                                    -------------------
                                                                     2001        2000
                                                                     ----        ----
Cash flow from operating activities
   Net loss for the period .....................................   $(4,382)   $(7,435)

Adjustments to reconcile net loss to cash used in operations
     Amortization & depreciation ...............................     1,378      1,565
     Accretion of interest on debt issue costs .................     1,240          0
     Changes in assets and liabilities
       In accounts receivable ..................................        11        124
       In other assets .........................................         5        (19)
       In accounts payable .....................................       125      1,324
       In accrued liabilities ..................................        83        119
                                                                   -------    -------
         Total adjustments .....................................     2,842      3,113
              Net cash used in operating activities ............    (1,540)    (4,322)
                                                                   -------    -------

Cash flow from investing activities
   Increase in capital assets ..................................        17       (282)
                                                                   -------    -------
            Net cash used in investing activities ..............        17       (282)
                                                                   -------    -------

Cash flow from financing activities
   Payments on line-of-credit ..................................         0          5
   Proceeds (payments) from long-term debt .....................        (6)     1,107
   Proceeds (payments) from long-term debt - related party .....       736         49
   Advances on notes receivable- related party .................         0        (15)
   Proceeds from issuance of share capital .....................         0      3,689
   Advances to related parties .................................         0       (169)
   Advances from related companies .............................       (25)       126
   Issuance of share capital for payments ......................       673          0
                                                                   -------    -------
            Net cash from financing activities .................     1,378      4,792
                                                                   -------    -------

Effect of foreign currency translation on cash .................         0        (44)
                                                                   -------    -------

Net increase (decrease) in cash & cash equivalents .............      (145)       144
                                                                   -------    -------
Cash, beginning of period ......................................       145         16
                                                                   -------    -------
Cash, end of period ............................................   $     0    $   160
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
________________________________________________________________________________________________________________
Asset Management, and           o  Office Equipment       o  Monitor meter          o  A delivery truck
     Tracking                   o  Industrial Machinery      Information               follows a specific
                                   and Manufacturing      o  Service diagnosis         route to fill Coke
                                   Processes                 and maintenance           vending machine
                                o  Vending Machines          Inventory management   o  Truck can be
                                                          o  Fleet / route             re-routed if the
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
________________________________________________________________________________________________________________
   ATMOSPHERE                   o  Heating, Ventilation   o  Air quality            o  A commercial
    CONTROLS                       and Air Conditioning      standards                 refrigerator door in
                                o  Refrigeration,         o  Temperature               a restaurant is left
                                   Temperature and           controls for food and     open after a food
                                   Humidity Controls         other perishable items    delivery
                                                          o  Climate control        o  An alarm is
                                                             for greenhouses and       triggered, alerting
                                                             agricultural products     people to close the
                                                                                       door to save the food
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
                                                             monitoring                to hospital where
                                                          o  Centralized storage       doctor can monitor
                                                             of patient                patient daily
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
________________________________________________________________________________________________________________
 Transportation Systems         o  Vehicle Location       o  Inventory              o  A truck is making
     and Facilities             o  Vehicle Engine            management                an urgent delivery
                                   Computers              o  Emergency                 but there is a major
                                o  Container asset           communications            accident that will
                                   tracking               o  Remote                    delay the arrival
                                                                                    o  Information can
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

        The following is a detail of the amounts due from and to related parties.

Due from related parties

Tracy Broadcasting Company                            $       3,000
Mondetta Telecommunications Inc. (Mondetta)                  18,000
Web CCB Systems Inc. (WEB CCB)                               26,000
Software Factory Inc.                                       195,000
                                                       ------------
Total due from related parties                              242,000
Less allowance                                             (210,000)
                                                       ------------

                                                       $     32,000
                                                       ============

Due to related parties

Becker Group of Companies (BGC)                        $     41,000
Software Factory Inc.                                       185,000
                                                       ------------

                                                       $    226,000
                                                       ============

     Hartford Holdings Ltd., a significant shareholder of Telemetrix Inc., was the parent of WEB, BGC, and Software Factory Inc. At the time the transactions occurred, a person related to the stockholder of Hartford Holdings Ltd controlled Mondetta.

        The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at September 30, 2001 was $188,000 net of a $175,000 allowance. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

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

5. Bridge Loan

        The Company obtained a bridge loan for up to $350,000 in the current period and drew down $349,000 on the loan. The loan offered $1.00 worth of stock for each dollar loaned resulting in the issuance of 396,000 shares. The Company recorded debt issue costs as a contra-equity for the value of the stock issued. The loan was recorded as a related party note in the current portion of the long-term debts on the balance sheet.

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

Industry And Technology Overview

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

EMPLOYEES

        The Company had 10 full-time employees on September 30, 2001. No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

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

Sales & Marketing

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

        Research & Development expenses were a credit of approximately $25,000 for the Recent Quarter and expenses of $77,000 for the Recent Period. The credit was a result of the purchase of electronic parts for the T300 being purchased in an earlier quarter, and charged to research and development expense. During this quarter, the T3000 was re-engineered such that the parts were no longer required and subsequently sent back to the supplier for credit. The primary component of the year to date expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

        Selling, General and Administrative expenses were $1.44 million for the Recent Quarter and $3.02 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $1.4 million for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies.

        Interest expense was $642,000 for the Recent Quarter and $1.52 million for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3000 as well as operations. Interest expense for the Prior Period was $380,000, also interest on loans from related parties.

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

        LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $1.54 million in cash for operations, primarily for salaries, marketing expenses and other operating expenses. During the Recent Period we generated cash flow from financing activities of $1.38 million that primarily came in the form of notes payable with related parties and stock issued for operating expenses.

        FUNDING REQUIREMENTS. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next twelve months. We will need funds for:

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

Repay Current Liabilities

        During our start up phase, we incurred several lines of credit and slightly above normal levels of accounts payable. Approximately $1,000,000 will be used to partially pay down the accounts payable to a normal level.

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

March 18, 2002                                                                                                 By: /s/   PAUL ZOLMAN
                                                                                                                                        Paul Zolman, Acting CFO
                                                                                                                                       Signing for Registrant

INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

Exhibit                                                                                                                                                                                                         Exhibit Page

None