Form 10KSB
period 2001-12-31
TELEMETRIX INC
filed 2002-04-16
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2001
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
None

Indicate by check mark whether Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants were required to file such reports), and (2) were subject to such filing requirements for the past 90 days.     Yes[X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of Registrant’s common stock (“Shares”) held by non-affiliates as of December 31,2001 was approximately $ 4.4 million based on the December 31, 2001 closing price of $0.24 per Share.

There were 18,476,186 Shares outstanding on December 31, 2001.

TELEMETRIX INC.

(COMMISSION FILE NO. 0-14724)

ANNUAL REPORT ON SEC FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31, 2001

Item 9.   Market Price of and Dividends on the Registrant's Common Equity
                and Related Stockholder Matters...........................................  27
Item 13.  Financial Statements and Supplementary Data.....................................  30
Item 14.     Changes in & Disagreements with Accountants on
                Accounting & Financial Disclosure.........................................  30
Item 15.     Financial Statements and Exhibits............................................  30

Index to Consolidated Financial Statements................................................  32

Signatures................................................................................  31

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

ii

        In this Report, “Telemetrix” refers to Telemetrix Inc., a Delaware corporation (formerly Arnox Corporation; we use “Arnox” and “Telemetrix” for activities before and after, respectively, the Combination in which Arnox acquired TRG and WTC), “Telemetrix Solutions” collectively refers to Telemetrix Solutions Ltd. (formerly Telemetrix Resource Group Inc.) and Telemetrix Resource Group Ltd. (we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination), “Telemetrix Technologies” refers to Tracy Corporation II dba Western Total Communications, renamed Telemetrix Technologies Inc.; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination), while the terms “Company” and “we” mean Telemetrix, Telemetrix Solutions and Telemetrix Technologies, collectively (see “Business--Corporate History”).

PART I

Item 1. Business

        TELEMETRIX IS AN EARLY STAGE COMPANY WITH REVENUES LIMITED TO THOSE THAT ARE GENERATED THROUGH THE SALE OF MONTHLY PAGING SERVICE AND RENTAL OF TOWER SPACE ON OWNED TOWERS. TELEMETRIX HAS SIGNIFICANT ONGOING EXPENSES RELATED TO THE DEVELOPMENT OF THE FOLLOWING PRODUCTS AND SERVICES AND THE COMPANY HAS SUBSTANTIAL DEBT AS REFLECTED ON THE ACCOMPANYING FINANCIAL INFORMATION. TELEMETRIX TECHNOLOGIES HAS CUSTOMERS FOR THE PAGING SERVICES PROVIDED, BUT AT THIS TIME DOES NOT HAVE ANY CUSTOMERS FOR THE T3000 TELEMETRY DATA SYSTEM.

        Telemetrix Inc. through its subsidiary, Telemetrix Technologies has developed and patented a universal solution for wireless telemetry. This system will be sold both to and through telecommunications companies and digital telecommunications carriers, which would be companies such as VoiceStream, and AT&T, as a complete end-to-end solution for telemetry data customers. The system will also sold direct to end users through Telemetrix Technologies. Telemetry is the transmission of data that represents status information on a remote process, function or device. Telemetry enables businesses to monitor activity, detect situations requiring intervention and promptly respond to such situations. Examples of businesses currently using telemetry include electric utilities, alarm companies and vending machine operations and as the technology advances, the potential applications multiply. Telemetry has been significantly advanced by Telemetrix’ development of the T3000 e-Telemetry Data SystemTM that collects and transfers telemetry data using the Short Message Service of digital communications systems worldwide and delivers that data to the user (customer) via the internet. The T3000 wireless telemetry system includes hardware(e.g., the CommCenter and Optical Reader), network monitoring services software, and other support services. Telemetrix provides each of the T3000 components.

Telemetrix owns and operates a wireless GSM Personal Communications System (PCS) telecommunications network and a paging network. The total coverage of the paging and PCS coverage areas encompass portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Our operations consequently consist of operating the paging system and doing T3000 research & development, product design, manufacturing, development of telecommunications services and carrier support services.

Telemetrix Technologies

        Telemetrix Technologies developed the T3000 e-Telemetry Data SystemTM wireless telemetry hardware and software. The T3000 system can be used in an unlimited number of ways, i.e., automatic utility meter reading, home security, home health alarms, monitoring vending machines and numerous other specialty applications.

The Telemetrix Model T3101 CommCenter is a proprietary hardware and software communications gateway. The CommCenter hardware has the ability to function as a wireless local loop interface which will replace, bypass or supplement existing wireline telephone service equipment or provide primary or additional telephone service. Using this Telemetrix hardware and software, PCS operators in any size market can offer additional services and increase their revenue. The T3000 system and components have been developed and tested on the Telemetrix GSM PCS network.

The Telemetrix Model T3170 and T3171 Optical Meter Readers allow utility companies to retain legacy-metering equipment in their Automatic Meter Reading and telemetry systems. The Optical Meter Reader is simply attached to the outside of an existing electro-mechanical utility meter. This eliminates the need for an electric utility to replace existing meters which significantly lowers the installation cost of a telemetry system.

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

T3000 e-Telemetry Data System TM

        Telemetrix immediate objective is to get the T3000 e-Telemetry Data SystemTM hardware into production. We have beta-tested the T3000 in western Nebraska, and integrated the devices with the controlling software.

In 2002, it is planned that the T3000 e-Telemetry Data SystemTM will be designed to operate using other wireless technologies including TDMA, which will expand the available coverage and increase the number of available markets in North America and around the world.

        e-Telemetry Data SystemTM and e-Telemetry DataTM are Registered Trademarks of Telemetrix Inc.

SHORT MESSAGE SERVICE. The T3000 uses the Short Message Service capability of existing PCS networks: this wireless transmission technology eliminates any need for a wireline telephone connection, offers widespread coverage and permits easy mobility. SHORT MESSAGE SERVICE is available from licensed PCS operators; therefore, T3000 system users need not obtain Federal Communications C commission licenses. The Company’s technology patents prevent competitors from using the Company’s proprietary technology for collecting and transmitting telemetry data using the standard Short Message Service. The technology patents give the T3000 system a competitive advantage.

        The primary focus of the Company in 2001 was the commercial development and testing of the T3000 system. The Company completed manufacturing design of the T3000 hardware and substantially completed software design of operating components. Additional required PCS network infrastructure was installed. Several of the T3000 components underwent independent testing and received approval.

        The Company signed several testing and evaluation agreements during 2001. The agreements are for testing of our T3000 system under each company’s specific environment, prior to a complete commercial installation. Many other T&E agreements are being negotiated.

The Telemetrix e-Telemetry Data SystemTM willsupport services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

        The T3000 system:

—	Acquires data from remote devices.

—	Controls, polls and activates remote devices.

—	Manages the entire wireless telemetry data system.

—	Offers real-time access to telemetry data.

—	Provides Wireless Local Loop type telephony services.

        The company will move to the full marketing and commercialization phase in second quarter of 2002. Numerous meetings are set, field trials are scheduled and convention exhibits are booked.

        The Company, in 2001, commenced discussions with a second international company to market our products in Mexico, Central and South America.

        PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: GSM, CDMA and TDMA. Each of these signaling standards, which are incompatible with each other, has been adopted by at least two different PCS carriers in major U.S. markets. Each standard has distinct advantages and disadvantages. TDMA resembles the signaling standard used by many cellular carriers. CDMA should require fewer cell sites and offer greater capacity, call quality and hand-off advantages. However, GSM is the leading digital wireless technology worldwide, with systems in over 170 countries serving over 600 million subscribers. Further, major carriers like AT&T, Cingular and TelCel Mexico have recently announced plans to change over from TDMA to GSM technology. GSM uses an open system architecture that allows carriers to purchase network equipment from a wider variety of vendors and provides significant flexibility for the carrier in vendor cost leveraging and provisioning of features, products and services. The T3000 e-Telemetry Data SystemTM is currently available for use on GSM networks.

The following chart summarizes the different markets that can be served by the T3000 e-Telemetry Data SystemTM . There is a strong market for the delivery and use of telemetry data in a number of different industries. The Targeted Telemetry Market Segments chart shows some of the different industries and businesses that either currently use telemetry data which will benefit from the availability of wireless telemetry data or currently do not have access to wireless telemetry data from any source and will benefit from this availability. The chart shows the major industries that will benefit or be major users of wireless telemetry data, the uses that will be made of the data, the benefit that will be realize by that industry as a result of the availability of reasonable access to a universal telemetry data service and finally, the chart has an example of the application and the use of wireless telemetry data in serving that application or business segment.

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
________________________________________________________________________________________________________________
   ATMOSPHERE                   o  Heating,               o  Air quality           o  A commercial
    CONTROLS                       Ventilation, and Air      standards                refrigerator door in
                                   Conditioning           o  Temperature              a restaurant is left
                                o  Refrigeration,            controls for food and    open after a food
                                   Temperature and           other perishable items   delivery
                                   Humidity Controls      o  Climate control       o  An alarm is triggered,
                                                             for greenhouses and      alerting people to
                                                             agricultural products    close the door to save
                                                                                      the food from spoiling
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
________________________________________________________________________________________________________________
         Utilities              o  Utility Meter          o  Reduced cost of       o  A Customer is
                                   Reading                   servicing meters         moving out of town
                                o  Oil and Gas Pipeline   o  Customer account      o  Utility company
                                   Facilities                management               can provide
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
________________________________________________________________________________________________________________

Intellectual Property Rights

        On January 11, 2000, United States Patent #6,014,089 was issued to Telemetrix. The patent covers claims for an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system. This system and method is entirely within the standards (specifications) of operation of any PCS network, which means that the overall operation and functionality of the network is not affected by this use and data transmission, and that modification to the network are not required.

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

        Patents have duration of 17 years from the date of issue; therefore the patents granted to Telemetrix will not expire until 2017.

        Our Optical Meter Reader is being enhanced and applications have been made for patents on the enhancements to the reader. We have filed additional patent applications and amendments.

        Patents are “intellectual property” conferred by federal legislation and authorized by the U.S. Constitution. Utility patents are available for new, useful and non-obvious processes, methods, machines, manufactured articles, compositions of matter or improvements of these items. U.S. patents are awarded on a first-to-invent basis, rather than a first-to-file basis. The first and original inventor must file patent applications no later than one year after any commercial exploitation of the invention. Patent application processing usually requires a minimum of 18 months from the filing date to issuance or abandonment, although some applications remain pending for more than a decade. Patent applications are usually kept strictly secret until the patent is allowed to issue. Patents allow the holders to exclude others from making, using, or selling the patented invention in the United States; the duration of utility patents is 17 years. The protection provided by a patent is determined by the scope of the invention identified in the claims. Patent holders may file suit in the federal district courts to enforce patents; as a defense to an infringement action, a purported infringer may attack the patent’s validity. Infringement of a valid patent can result in injunctive relief, a monetary award for up to three times the amount of damages, together with interest and costs, and in exceptional cases, attorney fees.

MARKETING & SALES

        Telemetrix will use wireless operators with wireless knowledge, that have established relationships in their service market and coverage area, to capitalize on market presence, wireless brand awareness, data aggregation by the T3000 CommCenter units which will reduce the cost per telemetry origination point. Telemetrix e-Telemetry Data System will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a completed and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks, generating enhanced revenues for operators through the use of SM capability that is currently not financially productive. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which can be delivered by any other entity in a market, at a competitive price.

        Telemetrix will also go to market through a direct sales effort utilizing the roaming capability of the PCS network located in Gering, Nebraska. Through the use of this network, as outlined in the following diagram, Telemetrix has the ability to use any other PCS network to deliver and receive telemetry data information from locations throughout the United States and have that data returned to the Telemetrix network in Nebraska. That data is then posted to a secure Internet site for access by the data customer. This Managed Services concept permits Telemetrix to work with existing PCS operators until they reach the level of business necessary to support a Telemetrix software installation in their own network. This also allows Telemetrix to work directly with Value Added Resellers to utilize their sales contacts to generate business on the Telemetrix network, with access to the data and control through an Internet connection to the Telemetrix network and Short Message Service Center.

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

        Telecommunications providers are beginning to reduce their capital outlays to compensate for the higher level of spending that have taken place over recent years, and to give the networks time to develop revenues. This does not have a significant effect on the e-Telemetry Data system because the system operates on digital communication system and network that is currently deployed. The effect of the reduction in spending by network operators will have some effect on slowing the overall growth of coverage in the United States.

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

Statement of the current status of the Market of Telemetrix Inc.

        Of the targeted markets for Telemetrix T3000 systems, one of the largest and most active at this time is that of Automatic Meter Reading (AMR) for the Utility Industry. Industry newsletters and resources report that at the end of 2001, over 31.2 million utility meters (water, gas and electric) had been equipped with AMR systems which range from radio-frequency (RF) walk-by or drive-by readers to 902-928 MHz remote reader solutions built into the meter to Power Line Carrier (PLC) readers that passively read meters over the electric power line. It is estimated that the market opportunity for the USA exceeds 440 million commercial and industrial utility meters. Sub-metering applications and load-shedding applications double or triple this potential.

        Therefore, only 7% of the utility meter market potential has been installed with AMR solutions. And if the extended applications are considered, the penetration of the utility meter market is less than 5%. Further, those utilities that installed non-real time, passive or manual interface (which is about 41% of the above 31.2 million installed AMR solutions) will be potential for upgrade or replacement with T3000 system type system solutions so they can realize such interactive AMR features as: Time-of use Pricing; Outage Monitoring; Load Control; Load-Shedding; Customer Energy Management; and Internet Access to Usage Data.

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

Telemetry Technology Landscape

Service Technologies         Description                     Advantages                       Weaknesses
__________________________________________________________________________________________________________________
DIGITAL CELLULAR/PCS     Currently SHORT MESSAGE       IP Capable, Cost of network      Small but growing
(GSM, TDMA, CDMA)        SERVICE technology; packet    is shared,  Migrateable GSM/    footprint/Service
(TELEMETRIX              data technology will be       TDMA transceiver technology     still in deployment/
TECHNOLOGIES)            overlaid on digital cellular/                                 Focus on wireless voice
                         PCS networks in long term
__________________________________________________________________________________________________________________
PROPRIETARY WIRELESS     Networks originally built     Understanding of telemetry      Proprietary networks
NETWORKS (CELLNET,       for utility meter reading     Business, AMR expertise         and systems, Limited
ITRON)                                                 Partnerships with major         coverage, Limited
                                                       utilities companies,            message size
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
Bell Atlantic Mobile,                                                                  urban weak rural coverage
Ameritech)
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

EMPLOYEES

     The Company had 12 full-time and contracted employees on December 31, 2001. No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

        Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG--US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG--US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG--US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.(“TRG--Canada”), which offered some Customer Care Services in Canada; TRG--US then acquired TRG--Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG--US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG--US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);

—	TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG—Canada, we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination);

—	WTC became Telemetrix Technologies Inc. (“Telemetrix Technologies”; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination).

Item 2. Financial Information

Summary Financial Data

                                        1997            1998           1999           2000           2001
                                        -----------------------------------------------------------------
Income Statement Data:
Equipment sales and rent ........       N/A               --          107,000        273,000        218,000
Consulting Income ...............                      409,000        867,000
Service income ..................                       18,000        601,000        383,000           --
Royalty, Fees & other ...........                         --             --            2,000           --
                                    -----------    -----------    -----------    -----------    -----------
     Total revenue ..............                      427,000      1,575,000        658,000        218,000
                                    -----------    -----------    -----------    -----------    -----------
Cost of Revenue .................                      840,000      1,955,000        475,000         52,000
Research & development ..........                         --        5,462,000      3,696,000         79,000
Selling, General and
   administrative expense .......                      856,000     14,594,000      4,731,000      4,204,000
Impairment of Software ..........                         --       13,194,000           --             --
                                    -----------    -----------    -----------    -----------    -----------
     Total Operating expenses ...                    1,696,000     35,205,000      8,902,000      4,335,000
                                    ===========    ===========    ===========    ===========    ===========
Interest expense (income) .......                      145,000        537,000        973,000      3,888,000
Other expense (income) ..........                      (80,000)      (152,000)       506,000       (604,000)
                                    -----------    -----------    -----------    -----------    -----------
     Total Other expenses .......                       65,000        385,000      1,479,000      3,284,000
                                    ===========    ===========    ===========    ===========    ===========
          Net income (loss) .....                   (1,269,000)   (33,630,000)    (9,723,000)    (7,401,000)
                                    ===========    ===========    ===========    ===========    ===========
          Loss per share ........                        (0.22)         (3.95)   $     (0.67)   $     (0.43)

Balance Sheet Data:
Current assets ..................           N/A            N/A        680,000        409,000        265,000
Property, plant and equipment ...                                   2,317,000        230,000        458,000
Construction in progress ........                                        --        1,437,000      1,117,000
Debt issuance costs .............                                        --        1,067,000           --
Goodwill & other intangibles ....                                   8,545,000      6,778,000      5,014,000
                                    -----------    -----------    -----------    -----------    -----------
    Total assets ................                                  11,542,000      9,921,000      6,854,000
                                    ===========    ===========    ===========    ===========    ===========
Current liabilities .............                                   2,176,000      4,214,000      5,479,000
Due to related parties ..........                                   7,099,000      1,790,000      3,192,000
Long term liabilities
   (excluding related party debt)                                     966,000        841,000        829,000
Shareholders Equity .............                                  37,078,000     45,085,000     47,019,000
Retained earnings (deficit) .....                                 (35,777,000)   (42,009,000)   (49,665,000)
                                    -----------    -----------    -----------    -----------    -----------
   Total Liabilities and Equity..                                  11,542,000      9,921,000      6,854,000
                                    ===========    ===========    ===========    ===========    ===========

Management’s Discussion & Analysis of Financial Condition or Plan of Operation

        Telemetrix offers wireless e-Telemetry Data TM Solutions for businesses and telecommunications carriers, particularly wireless Personal Communications Services (“PCS”). The Company’s T3000 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service control channel of digital communications networks (PCS systems). Telemetrix was granted patents covering this proprietary technology in January and November 2000.

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

        In addition to the corporate formation during 1999, the Company focused on the research and development of the T3000 system. The Company developed its own proprietary GSM module for use in the T3000 system as well as a Subscriber Line Interface Card module. Three major investors provided the funding for the operations in 2001.

        The T3000 e-Telemetry Data SystemTM will be available for commercial distribution in the second quarter of 2002. The software development required for the T3000 will be completed in the first quarter of 2002. During 2002, we will increase our marketing efforts to create the demand for our systems. Telemetrix Inc. expects regular sales to meet historical and future projections.

        The next evolution of the T3000 system will be the enhancement with European GSM and TDMA licensed frequencies. This will allow for a broader geographical distribution of our system. These enhancements should be operational by year-end 2003.

        Currently, the Company is seeking additional financing. It is estimated that no more than an additional $10 million will be required for manufacturing inventory, working capital and to re-pay current liabilities. The Company has immediate need for short and long term financing.

        Telemetrix Inc. expects to continue as a going concern. The strategic plan is to partially exit the design phase of the business after trial and testing of products. Production will then commence from contracts generated and develop an income stream from operations. Previous to and including this reporting period, minimal revenue has been derived from operations and most of the funding has been through financing activities. In late 2002, cash flow from operations is expected to materialize.

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
                               T3000 software sales     Customer Care and Support; License fees
                               Data transmission        Carrier settlements; roaming fees

Wireless Services

        Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $18,000 in monthly revenue. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000. We will commence commercial PCS operations late 2002 for short message services to support the T3000 technology development.

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

Development and Commercialization

        Our development and commercialization activities will principally focus on completing T3000 for release in June 2002. We expect development and commercialization will always constitute a significant operating expense because we must continually develop, enhance and upgrade our products and services. For example, we must extend T3000 to integrate other wireless technologies such as TDMA, CDMA, and ReFLEX.

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

Pre-Production

        Pre-production costs include certification by the Underwriters Laboratory and ANSI to prove that our T3000 device complies with electronic emissions, safety and system interoperability standards. Pre-production costs will end when the system is commercially available, in June 2002.

Sales & Marketing

        Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company’s, products and services are innovative and relatively unknown, we must conduct considerable market development programs to create awareness of our products and services.

Manufacturing

        The largest manufacturing expense will be costs associated with component purchase guarantees to manufacturers and holding inventory on the T3000 units. Since T3000 includes some customized components and custom circuit boards, we must commit to large volume purchases to ensure timely delivery and to lower costs. Large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3000 units for us. We anticipate building a minimal inventory to satisfy Test and Evaluation orders. Commercial production will be against firm orders from customers.

General & Administrative

        General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS
Year ended December 31, 2001, compared to year ended December 31, 2000

        The following discussion contains only minimal comparisons between the year ended December 31, 2001 (“Recent Period” and the year ended December 31, 2000 (“Prior Period”).

        During the Recent period, our prime focus was manufacturing design, testing and pre-production manufacturing of the T3000 technology. We have made significant progress in marketing the T3000 to the marketplace and are poised to begin commercial manufacturing and delivery of the system.

        Additionally, we had been working to close Telemetrix Solutions, which was closed in September 2001. All significant inter-company transactions and balances have been eliminated.

        Revenue totaled $218,000 during the Recent Period, compared to $658,000 during the Prior Period. During the Recent Period, we received $218,000 from equipment sales and rentals. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

        Operating expenses were $4.3 million during the Recent Period. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, amortization of goodwill resulting from the acquisition of WTC, and the operations of the Service Bureau.

Costs of Revenue was approximately $52,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold and salaries and wages of employees related to the sales as well as agent fees and repair parts.

Research & Development expenses were approximately $79,000 for the Recent Period. Research and Development expenses will continue consistent with the Commercialization and Development Plan.

Manufacturing expenses were not incurred during the Recent Period. We will incur manufacturing expenses for the T3000 in the second quarter of 2002.

Selling, General & Administrative expenses were $2.4 million for the Recent Period. SG&A expenses include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies.

Depreciation and Amortization expenses expenses for the recent period were $1.8 million.

Interest expenses were $3.9 million for the Recent Period. This expense represents primarily the interest charges on related party loans during 2001 and debt issuance costs. Debt issuance costs were expensed in the Recent Period because all notes are current liabilities. Interest expense for the Prior Period was $973,000, also interest on loans from related parties and the costs of conversion of debt to equity.

Net loss. We reported a net loss of $7.4 million for the Recent Period. The principal components of this net loss were amortization and depreciation expenses, interest expenses, and SG&A expenses, as well as operating costs. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

LIQUIDITY AND CAPITAL RESOURCES. Telemetrix has been financed through various means. During 2001, the principal stockholders have financed our activities through loans and equity contributions. In the Recent Period, we used $1.1million in cash for operations. During the Recent Period we generated cash flow from financing activities of $1.2 million mostly through additional financing we obtained from related parties. We must obtain additional financing in order to fund our operations and would require even more financing if we fail to operate within the planned operational budget or fail to obtain revenue from operations. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

FUNDING REQUIREMENTS. In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for:

Development and Commercialization

Development and commercialization prior to commercial distribution will require approximately $1,000,000. This includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., ANSI and UL), software interface development, and completion of commercial design. $750,000 will be required to upgrade the Network Operations Center’s software and hardware.

Working Capital

Debt and equity financing will be required for working capital to fund the operations until the Company reaches positive cash flows. Working capital will be used for salaries and wages for employees, for marketing expense including advertising and trade shows, and other operating expenses such as rent, office supplies, postage and professional fees. Working capital of $2,000,000 also includes a reserve for unanticipated expenses.

Manufacturing Expense

The anticipated demand for the T3000 will require the manufacturing of product for inventory prior to sale. We estimate that an initial 3,000 units will be required at a cost of approximately $1,000,000.

Repay Current Liabilities

During our start up phase, we incurred several lines of credit and slightly above normal levels of accounts payable. The $1,000,000 will be used to partially pay down our lines of credit and to bring the accounts payable to a normal level.

Item 3. Properties

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

Item 4. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the number of Shares beneficially owned on December 31, 2001, by (i) each person beneficially owning more than five percent (5%) of Telemetrix outstanding Shares; (ii) each executive officer and director; and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner                                                    Shares             Percent(2)
------------------------------------                                                    ------             -------

Hartford Holdings Ltd. ("HHL").....................................................     4,012,004(2)          21.7%
       Box 143,Cayman Islands, British West Indies

Vintage Investments Ltd (The Marguerite Laura Becker Trust)........................     1,725,000              9.3%
       c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,Cayman Islands, BWI

William W. Becker (Chairman of the Board of Directors).............................       137,500(3)             *
       Box 143, Cayman Islands, British West Indies

Larry Becker (over 5% beneficial ownership)........................................       946,833              5.1%
         7102 La Vista Place, Suite 100, Longmont, CO  80503

Michael J. Tracy (Chief Executive Officer, Treasurer & Director)...................     4,885,504             26.4%
       1225 Sage, Gering, Nebraska 69341

Michael L. Glaser (Secretary & Director)...........................................     1,432,554              7.8%
       633 17th Street, Suite 2700, Denver, Colorado 80202

Joe Schon (Chief Operating Officer)................................................        19,000                 *
       1225 Sage, Gering Nebraska 69341

James Doyle (Chief Financial Officer)..............................................         3,000                 *
       1225 Sage, Gering, Nebraska 69341

Executive Officers and Directors as a Group (5 persons)............................    10,489,562             56.8%

___________________
*	Less than one percent of outstanding Shares.

[1]	Based on 18,476,186 issued and outstanding Shares on December 31, 2001. Beneficial ownership is calculated according to the SEC’s rules.

[2]	William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL. Mr. Becker controls both The Becker Group and HHL.

[3]	Includes all Shares held personally and by HHL.

There currently are no arrangements that could result in a change in control of the Company.

Part 2

Item 5. Directors and Executive Officers

        Telemetrix shareholders elect the Board of Directors at each annual general meeting. Directors hold office until their successors have been elected and qualified or until their death, resignation or removal. The incumbent Directors fill vacancies occurring between annual general meetings of the shareholders. Telemetrix Officers are appointed by, and serve at the pleasure of, the Board. No Director or Executive Officer was selected pursuant to any arrangement or understanding between that person and any other person. Telemetrix current directors and executive officers are listed below.

         Name                      Appointed     Age   Positions
         ----                      ---------     ---   ---------
    William W. Becker............ April  1999    72    Chairman of the Board of Directors
    Michael Tracy................ April  1999    56    President, Director and Chief Executive
                                                       Officer of Telemetrix
    Michael L. Glaser............ April  1999    62    Secretary & Director
    James Doyle.................. March  2000    46    Chief Financial Officer
    Joe Schon.................... May    2000    59    Chief Operating Officer

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

James Doyle has served as Chief Financial Officer of Telemetrix Inc. since March 2000 and has extensive experience in corporate fiscal management. For three years prior to joining Telemetrix, he served as Vice President and CFO of the Regional West Medical Center in Scottsbluff, Nebraska. Prior to Joining Regional West, Mr. Doyle served as Controller for Provenant Health Partners and Hospital Controller for National Medical Enterprises, both in Denver, Colorado. He has also held executive positions with Rocky Mountain Health Care Corporation/Blue Cross and Blue Shield, serving as Director, Corporate Planning; Supervisor, Corporate Budget and Financial Planning and Senior Financial Analyst. Mr. Doyle received his Bachelor’s degree from the University of Northern Colorado in 1977 and his MBA from the University of Nebraska-Lincoln in 1983. He was licensed as a Certified Public Accountant in 1987

Joe Schon has served as our Chief Operating Officer of Telemetrix Inc. since May 2000. For 8 years prior to joining Telemetrix, Mr. Schon served as President of Agromac Corporation, a manufacturing company specializing in the design and manufacture of agricultural equipment.. Mr. Schon has held management positions with the world's major companies. He served as Vice President of the Alcoa Separations Technology Division of Alcoa, Inc.; Business Development Director for FMC; Director of Marketing-Corporate Technology for Allied-Signal, Inc., and also served as General Manager of the company’s AQUATECH Systems Division; Marketing and Market Development Manager for Boise Cascade Corp’s Composite Can Division and as Allied Chemical Corp.’s Asia Pacific Sales Manager and Western Hemisphere Sales Manager. Mr. Schon holds a B. S. Degree in mathematics and physics with a minor in chemistry from Fort Hays State University in Kansas and an MBA Degree from Pepperdine University in Los Angeles.

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

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors, executive officers and significant shareholders (“Reporting Persons”) to report their Share ownership and transactions in Shares. The following table lists the Reporting Persons and the number of late reports filed by each Reporting Person during 1999-2001:

         Reporting Person                                                           Late Reports
         ----------------                                                           ------------

         Hartford Holdings Ltd. (10% Shareholder)..................................   None

         Vintage Investments Ltd. (10% Shareholder)................................   None

         William W. Becker (Chairman)..............................................   None

         Michael J. Tracy (Chief Executive Officer & Director).....................   None

         Michael L. Glaser (Secretary & Director)..................................   None

         James M. Doyle (Chief Financial Officer)..................................1 (Form 3)*

         Joe Schon (Chief Operating Officer).......................................   None

*The late filings of the Form 3 resulted from inadvertence. Except as set forth above, we believe that our Reporting Persons complied with all Section 16(a) filing requirements.

Item 6. Executive Compensation

Executive Compensation. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to Michael J. Tracy, the Company’s CEO, and the three most highly compensated executive officers of the Company (the “Named Officers”) for the fiscal years ended December 31, 1999, 2000 & 2001. The Company has not granted options, warrants, stock appreciation rights or other long-term compensation.

Summary Compensation Table

                                                Annual Compensation
                                 Fiscal  ------------------------------    Long-Term        All Other
Name & Principal Position         Year   Salary     Bonus       Other     Compensation    Compensation
-------------------------         ----   ------     -----       -----     ------------    ------------

Michael J. Tracy                 2001    $12,000      None    $288,000       None             None
   Chief Executive Officer       2000    $12,000      None    $288,000       None             None
                                 1999     $9,700      None      None         None             None

James Doyle                      2001    $90,000      None      None         None             None
   Chief Financial Officer       2000(1) $75,000       --        --           --               --
                                 1999       --         --        --           --               --

Joe Schon                        2001    $72,000      None      None         None             None
   Chief Operating Officer       2000(2) $40,000       --        --           --               --
                                 1999       --         --        --           --               --

__________
1 Mr. Doyle’s salary reflects a partial year of employment at an annual salary of $90,000 [2] Mr. Schon’s salary reflects a partial year of employment at an annual salary of $72,000.

Stock Option Plans. The Board adopted an incentive stock option plan to award stock options for officers, directors, employees and consultants; the Board reserved 1.4 million Shares for issuance under the Plan. The Plan permits both Incentive Stock Options and Non-statutory Stock Options (as described in the Internal Revenue Code). Either the Board or a Board Committee will select option recipients and will set the terms, such as exercise price, the number of shares purchasable and vesting, for any options; the terms of an option will be specified in a specific option certificates. There were no stock options issued during the year ended December 31, 2001.

Summary of Executive Options Table

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

Executive Employment Contracts. The Company employs Mr. Doyle, as Chief Financial Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $90,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Doyle shall receive a termination fee equal to 1/3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Doyle executes a standard release waiving all claims against the Company. Mr. Doyle is subject to a confidentiality covenant. NOTE: Jay Doyle tendered resignation in September 2001 and it was accepted by the Board of Directors upon the condition that he stay until a suitable replacement was named. Mr. Doyle was present all during the period this report represents.

Michael Tracy is contracted for employment as Chief Executive Officer. The duration of the contract is four years with 2001, marking the completion of the 2nd year of the contract. Contracted compensation is $300,000 per year plus benefits. A bonus provision also allows the Board of Directors to award up to 50% of the base salary based upon Executive accomplishment of Company objectives. If employment is terminated without cause, the Company shall pay the Executive a termination fee equal to the current year salary plus benefits and the bonus as specified above upon a prorated basis of the previous year bonus. Mr. Tracy has covenanted not to compete and is subject to non-disclosure and confidentiality covenants.

The Company employs Mr. Schon, as Chief Operating Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $72,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Schon shall receive a termination fee equal to 1/3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Schon executes a standard release waiving all claims against the Company. Mr. Schon is subject to a confidentiality covenant.

Director Compensation. We currently do not provide cash compensation to Directors who are not also employees for attendance at Board or committee meetings, but reimburse expenses related to such attendance (e.g., airfare or telephone charges). The Company does provide options for common stock as consideration for the Directors, which a summary follows:

Summary of Director Options Table

                     Number of Shares     % of Total Options   Exercise
                     Underlying Options   Vested  During       Price        Expiration
Name                 Granted              2001                 ($/Share)    Date
---------            -----------------    ------------------   ---------    ---------
William Becker            50,000                100%            $4.75       4/30/2010
                         100,000                100%            $0.68       4/30/2011
Michael J. Tracy          50,000                100%            $4.75       4/30/2010
                         100,000                100%            $0.68       4/30/2011
Michael Glaser            50,000                100%            $4.75       4/30/2010
                         100,000                100%            $0.68       4/30/2011

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

Item 7. Certain Relationships and Related Transactions

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

        The Company also borrowed $2,239,000 from two principal shareholders, Mr. Tracy (President, Treasurer and Director) and Mr. Glaser (Secretary and Director) at interest rates ranging from 9% to 11%. Funds were borrowed as needed throughout the year and notes created on specific loan dates. All notes are demand notes and listed as short term liabilities. All funds were used for the continuation of the development of the T3000 technology and for working capital. All funds were used for operating expenses incurred in the continuation of the development of the T-3000 technology.

        Mr. Tracy (President, Treasurer and Director) owns the building in Gering, Nebraska, where Telemetrix Technologies conducts its operations. Telemetrix Technologies pays rent of $2,500 per month, which is the current market rate.

        We believe that each of these transactions were on terms no less favorable than we could have obtained in transactions with unrelated third parties.

Item 8. Legal Proceedings

        The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company’s consolidated and combined financial statements.

PART 3

Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

        The Shares are quoted on the NASD’s Over-The-Counter Bulletin Board (“OTC-BB”), but there currently is a very limited market for the resale of the Shares, which have lightly traded since 1999. Although we intend to apply for a NASDAQ listing in the future, Telemetrix currently does not qualify for listing. Since listing depends on our future financial condition, there is no assurance that we will ever qualify. Without a NASDAQ listing, trading in the Shares probably will remain light and the Shares will be illiquid.

The following table lists the range of high and low closing prices in U.S. dollars on NASDAQ electronic bulletin board for the years ended December 31, 2000 and 2001. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  High              Low
                                              ------------      -----------
                                              2000    2001      2000   2001
                                              ----    ----      ----   ----
    Quarter Ended
    -------------
    First Quarter ..........................   6.88   2.44       6.13  0.66
    Second Quarter .........................   4.75   1.02       4.50  0.65
    Third Quarter ..........................   3.63   0.90       3.13  0.39
    Fourth Quarter .........................   2.63   0.60       2.44  0.16

The last reported trade of the Shares on December 31, 2001, was executed at a price of $0.24. On December 31, 2001, there were 18,476,186 Shares outstanding (3,030,848 held by non-affiliates) held by 257 record shareholders.

We have not paid dividends on the Shares and the Board intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes. Future loan agreements also could limit our ability to pay cash dividends. We therefore do not anticipate paying any dividends in the foreseeable future.

Item 10. Recent Sales of Unregistered Securities

Issuance of Unregistered Securities. The following tables summarize all securities that the Company issued or sold during the fiscal year ended December 31, 2001, that were not sold in registered offerings:

                                                                    Deemed Per
 Date    Title           Amount   Purchaser            Exemption    Share Price   Consideration
 ----    -----           ------   ---------            ---------    -----------   -------------

4/4/01   Common Stock   (20,000)  Weisman/Balk         Sec. 4(2)     $0.73        Returned shares
6/30/01  Common Stock   279,455   Becker Cap Mgmt      Sec. 4(2)      0.90        Convertible debt
7/1/01   Common Stock   327,913   Michael Glaser IRA   Sec. 4(2)      0.90        Convertible debt
7/2/01   Common Stock    27,778   Becker Capital Mgmt  Sec. 4(2)      0.90        Convertible debt
7/20/01  Common Stock   723,004   Michael J. Tracy     Sec. 4(2)      0.85        Compensation
7/31/01  Common Stock    88,889   Capital Mgmt         Sec. 4(2)      0.72        Convertible debt
8/1/01   Common Stock    69,375   Michael Glaser       Sec. 4(2)      0.72        Convertible debt
8/21/01  Common Stock    45,000   Berthel Fisher       Sec. 4(2)      0.70        Consulting services
8/21/01  Common Stock   105,000   Baxter Capital Adv.  Sec. 4(2)      0.70        Consulting services
9/12/01  Common Stock   375,000   Scott Parliament     Sec. 4(2)      0.65        Consulting services
10/30/01 Common Stock    35,714   Becker Capital Mgmt  Sec. 4(2)      0.27        Convertible debt
10/30/01 Common Stock    52,910   Becker Capital Mgmt. Sec. 4(2)      0.27        Convertible debt

Item 11. Description of Registrant's Securities to be Registered.

Capital Stock. The Company is authorized to issue a total of thirty million (30,000,000) shares of capital stock which shall be subdivided into classes of common and preferred. Twenty-five million (25,000,000) shares of the Company’s capital stock is denominated as Common Stock, having a par value of $0.001 per share. The holders of common stock share ratably, with all other classes of common equity, in any dividends that may, from time to time, be declared by the Board of Directors. No dividends may be paid with respect to Company’s Common Stock, however, until dividend distributions to the holders of Preferred Stock, if any, have been paid in accordance with the certificate or certificates of designation relating to such Preferred Stock. The holders of Common Stock shall share ratably, with all other classes of common equity, in any assets of the Company that are available for distribution too the holders of common equity securities of the Company upon dissolution or liquidation of the Corporation. The holders of Common Stock shall be entitled to cast one vote per share on all matters that are submitted for a vote of the stockholders. During 2001, there was not a shareholder meeting and shareholders did not vote upon any matters.

Five million (5,000,000) shares of the Company’s authorized capital stock shall be denominated as Preferred Stock, par value of $0.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as the Board of Directors, by resolution or resolutions, may from time to time determine, each of said series to be distinctively designated. The voting powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, if any, of each such series of Preferred Stock may differ from those of any and all other series of Preferred Stock at any time outstanding, and the Board of Directors is expressly granted authority to fix or alter, by resolution or resolutions, the designation, number, voting powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions thereof, of each such series of Preferred stock.

Debt Securities. The Company issued a $1.2 million debt security on September 8, 2000 that matured December 31, 2001. Interest accrued at 6.25% per annum. The principal and interest have not been paid to the date of this filing.

Warrants and rights. In March of 2000, a private placement of 1,311,250 shares of stock carried with them warrants for 664,376 shares. To date, no warrants have been exercised. The warrants expire December 31, 2003.

PART 4

Item 12. Indemnification of Directors and Officers.

In addition to any rights of indemnification that may be granted to directors and officers under the general corporation law of the State of Delaware, as amended, Company’s Bylaws (#147 & #148) grant Company broad powers to indemnify directors and officers against liabilities that they may incur in such capacities.

Section 5.1 of Company’s Bylaws require the indemnification of an officer or director made or threatened to be made a party to a proceeding because such person is or was an officer or director of Company against certain liabilities and expenses if: (a) the officer or director acted in good faith; (ii) the officer or director reasonably believed the actions were in or not opposed to Company’s best interest; and (iii) in the case of a criminal proceeding, the officer or director had no reasonable cause to believe that the conduct was unlawful. In the case of any proceeding by or in the right of Company, an officer or director is entitled to indemnification to the fullest extent permitted by law if the officer or director acted in good faith and in a manner the officer or director reasonably believed was in or not opposed to Company’s best interest.

An officer or director is not entitled to indemnification if the officer or director has been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which an action or suit was brought against the officer or director determines upon application that, despite the adjudication of liability, the officer or director is fairly and reasonably entitled to indemnification for expenses in view of all the circumstances.

Item 13. Financial Statements and Supplementary Data

See audited financials below.

Item 14. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure

None

Item 15. Financial Statements and Exhibits

15(a)(1) List of Exhibits

(1)	Underwriting Agreement. No Exhibit Required.

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. No Exhibit Required.

(3)	Corporate Organization. No Exhibit Required.

(4)	Instruments defining the rights of security holders. No Exhibit Required.

(5)	Letter regarding Legality. No Exhibit Required.

(6)	No Exhibit Required.

(7)	No Exhibit Required.

(8)	Opinion regarding Tax Matters. No Exhibit Required.

(9)	Voting Trust Agreement. None.

(10)	Material Contracts.
(10.1)	Software OEM Agreement with Ericsson Messaging Systems Inc. +
(10.2)	Resellers Agreement with Ericsson Messaging Systems Inc. +
(10.3)	TRACCS Software Purchase Agreement ++
(10.4)	Employment Agreement for James Doyle ++
(10.5)	Employment Agreement for Michael Tracy ++
(10.6)	Employment Agreement for Joseph Schon ++

(11)	Statement regarding Computation of Per Share Earnings.None.

(12)	No Exhibit Required.

(13)	Annual Report to Security Holders. None.

(14)	No Exhibit Required.

(15)	Letter regarding Unaudited Interim Financial Information. Not Applicable.

(16)	Letter regarding Change in Certifying Accountant. No Exhibit Required.

(17)	Letter regarding Director Resignation. None.

(18)	Letter regarding Change in Accounting Principles. None.

(19)	Report furnished to Security Holders. No Exhibit Required.

(20)	Other Documents or Statements to Security Holders. No Exhibit Required.

(21)	No Exhibit Required.

(22)	Published Report regarding Matters Submitted to Vote of Security Holders. None.

(23)	Consents. No Exhibit Required.

(24)	Power of Attorney.

(24.1)	Power of Attorney for Officers and Directors of Company (Signature Page) +++

(25)	Statement of Eligibility of Trustee. No Exhibit Required.

(26)	Invitation for Competitive Bids. No Exhibit Required.

(27)	Financial Data Schedule. No Exhibit Required.

(28)	Information from Reports Furnished to State Insurance Regulatory Authorities. None.

(99)	Other Exhibits. None.

_________________________

        + Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed August 14, 2000.

        ++ Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed November 14, 2000.

+++ Filed with Annual Report on SEC Form 10-K for the year ended December 31, 1999.

++++ Filed with this Annual Report on SEC Form 10-K for the year ended December 31, 2001.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

                                                                      Page
                                                                           ----

Independent Auditors' Report.............................................. F - 1

Consolidated Financial Statements

     Consolidated Balance Sheet........................................... F - 2

     Consolidated Statements of Operations and Comprehensive Loss......... F - 3

     Consolidated Statement of Stockholders' Equity (Deficit)............. F - 4

     Consolidated Statements of Cash Flows................................ F - 5

Notes to Consolidated Financial Statements................................ F - 7

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Telemetrix, Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. (the Company) as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                                                     /s/ Ehrhardt Keefe Steiner & Hottman PC

April 5, 2002
Denver, Colorado

TELEMETRIX, INC.
Consolidated Balance Sheet
December 31, 2001

                                     Assets
Current assets
   Cash .......................................................    $     13,000
   Accounts receivable ........................................          26,000
   Note receivable - related party, net
    of allowance for doubtful
    accounts $175,000 (2001) ..................................         188,000
   Due from related parties, net of
    allowance for doubtful accounts
    $221,000 (2001) ...........................................          38,000
                                                                   ------------
       Total current assets ...................................         265,000

Construction in progress ......................................       1,117,000
Property and equipment, net ...................................         458,000
Intangibles, net ..............................................       5,014,000
                                                                   ------------

Total assets ..................................................    $  6,854,000
                                                                   ============

                      Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable ...........................................    $  1,952,000
   Accrued expenses ...........................................       2,327,000
   Due to related companies ...................................         226,000
   Current portion - long-term debt
    - related parties .........................................       2,966,000
   Current portion - long-term debt ...........................       1,200,000
                                                                   ------------
       Total current liabilities ..............................       8,671,000

   Long term debt .............................................         829,000
                                                                   ------------
       Total liabilities ......................................       9,500,000
                                                                   ------------

Commitments and contingencies

Stockholders' deficit
   Preferred stock $.001 par value, 5,000,000
     shares authorized, none issued
     or outstanding ...........................................            --
   Common stock, $.001 par value, 25,000,000
     shares authorized, 18,476,186
     issued and outstanding ...................................          19,000
   Additional paid in capital .................................      46,808,000
   Accumulated foreign currency
     translation adjustment ...................................         192,000
   Accumulated deficit ........................................     (49,494,000)
   Prepaid consulting services ................................        (171,000)
                                                                   ------------
       Total stockholders' deficit ............................      (2,646,000)
                                                                   ------------

Total liabilities and stockholders' deficit ...................    $  6,854,000
                                                                   ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements
Of Operations and Comprehensive Loss

                                                          For the Years Ended
                                                              December 31,
                                                         2000            2001
                                                         ----            ----
Revenue
   Equipment sales and rental ..................   $    273,000    $    218,000
   Consulting income ...........................          2,000            --
   Service bureau income .......................        383,000            --
                                                   ------------    ------------
     Total revenues ............................        658,000         218,000
                                                   ------------    ------------

Expenses
   Cost of revenue .............................        475,000          52,000
   Research and development ....................      3,696,000          79,000
   Selling, general and administrative .........      4,731,000       4,204,000
                                                   ------------    ------------
     Total operating expenses ..................      8,902,000       4,335,000

   Net loss from operations ....................     (8,244,000)     (4,117,000)
                                                   ------------    ------------

Other
   Interest expense ............................        973,000       3,888,000
   Other (income) ..............................           --          (520,000)
   Loss on disposition of assets ...............        583,000            --
                                                   ------------    ------------
     Total other ...............................      1,556,000       3,368,000
                                                   ------------    ------------

Net loss before comprehensive loss .............     (9,800,000)     (7,485,000)

Other comprehensive (loss) income
   Foreign currency translation adjustments ....         77,000          84,000
                                                   ------------    ------------

Comprehensive loss .............................   $ (9,723,000)   $ (7,401,000)
                                                   ============    ============

Loss per common share - basic and diluted ......   $      (0.67)   $       (.43)
                                                   ============    ============

Weighted average common shares outstanding .....     14,538,617      17,226,181
                                                   ============    ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)

                                                                 Accumulated
                                         Common Stock          Foreign Currency   Additional
                                       ---------------------      Translation      Paid-in
                                       Shares         Amount      Adjustment       Capital
                                       ------         ------   ----------------   ---------

Balance - December 31, 1999 ...     12,880,897   $     13,000   $     31,000   $ 33,466,000

Common stock issued on
   private placement (net of
   $179,000 of offering costs)       1,311,250          1,000           --        2,441,000
Stock issued upon conversion
   of related party debt ......        530,778          1,000           --        1,124,000
Stock issued for services .....        105,000           --             --          256,000
Stock issued with
   debenture issuance .........        300,000           --             --        1,200,000
Stock issued upon conversion
   of related party debt ......      1,177,290          1,000           --        6,474,000
Foreign currency
   translation adjustment .....           --             --           77,000           --
Net loss ......................           --             --             --             --
                                  ------------   ------------   ------------   ------------
Balance - December 31, 2000 ...     16,305,215         16,000        108,000     44,961,000

Stock issued with note issuance        922,967          1,000           --          821,000
Stock issued for salary .......        723,004          1,000           --          592,000
Stock issued for services .....        525,000          1,000           --          367,000
Warrants issued for services ..           --             --             --           67,000
Foreign currency
   translation adjustment .....           --             --           84,000           --
Prepaid consulting services ...           --             --             --             --
Net loss ......................           --             --             --             --
                                  ------------   ------------   ------------   ------------
Balance - December 31, 2001 ...     18,476,186   $     19,000   $    192,000   $ 46,808,000
                                  ============   ============   ============   ============

                                                                    Total
                                                                 Stockholders'
                                   Accumulated        Contra        Equity
                                     Deficit          Equity       (Deficit)
                                   -----------        ------     ------------

Balance - December 31, 1999 ...   $(32,209,000)   $       --      $  1,301,000

Common stock issued on
   private placement (net of
   $179,000 of offering costs)            --              --         2,442,000
Stock issued upon conversion
   of related party debt ......           --              --         1,125,000
Stock issued for services .....           --              --           256,000
Stock issued with
   debenture issuance .........           --              --         1,200,000
Stock issued upon conversion
   of related party debt ......           --              --         6,475,000
Foreign currency
   translation adjustment .....           --              --            77,000
Net loss ......................     (9,800,000)           --        (9,800,000)
                                  ------------    ------------    ------------
Balance - December 31, 2000 ...    (42,009,000)           --         3,076,000

Stock issued with note issuance           --              --           822,000
Stock issued for salary .......           --              --           593,000
Stock issued for services .....           --              --           368,000
Warrants issued for services ..           --              --            67,000
Foreign currency
   translation adjustment .....           --              --            84,000
Prepaid consulting services ...           --          (171,000)       (171,000)
Net loss ......................     (7,485,000)           --        (7,485,000)
                                  ------------    ------------    ------------
Balance - December 31, 2001 ...   $(49,494,000)   $   (171,000)   $ (2,646,000)
                                  ============    ============    ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements of Cash Flows

                                                                       For the Years Ended
                                                                           December 31,
                                                                        2000           2001
                                                                        ----           ----
Cash flows from operating activities
   Net loss ....................................................   $(9,800,000)   $(7,485,000)
                                                                   -----------    -----------
   Adjustments to reconcile net loss to net cash
    used by operating activities
     Depreciation and amortization .............................     1,955,000      1,831,000
     Loss on disposal of assets ................................       583,000           --
     Gain on sale of assets ....................................        (3,000)          --
     Accretion of interest on debt issuance costs ..............       447,000      1,067,000
     Allowance for bad debts ...................................       578,000           --
     Deferred rent .............................................        (8,000)          --
     Stock issued for services .................................       136,000      1,850,000
     Changes in assets and liabilities
       Accounts receivable .....................................        45,000          6,000
       Prepaid expenses and other assets .......................         3,000       (166,000)
       Accounts payable ........................................     1,378,000        185,000
       Accrued expenses ........................................      (537,000)     1,600,000
                                                                   -----------    -----------
                                                                     4,577,000      6,373,000
                                                                   -----------    -----------
         Net cash used by operating activities .................    (5,223,000)    (1,112,000)
                                                                   -----------    -----------

Cash flows from investing activities
   Purchase of equipment .......................................      (244,000)      (294,000)
   Net advances to related parties .............................      (205,000)          --
   Receipts on notes receivable from related parties ...........       (15,000)          --
                                                                   -----------    -----------
         Net cash used by investing activities .................      (464,000)      (294,000)
                                                                   -----------    -----------

Cash flows from financing activities
   Payments on line-of-credit ..................................         5,000       (200,000)
   Cash paid for debt issuance costs ...........................      (100,000)          --
   Net payments on related party advances ......................      (128,000)
   Payments on long-term debt ..................................     1,197,000        (12,000)
   Proceeds on long-term debt - related parties ................     2,323,000      1,402,000
   Proceeds from the issuance of stock, net of offering costs ..     2,442,000           --
                                                                   -----------    -----------
         Net cash provided by financing activities .............     5,739,000      1,190,000
                                                                   -----------    -----------

Effect of foreign currency translation on cash .................        77,000         84,000

Net increase (decrease) in cash ................................       129,000       (132,000)

Cash - beginning of year .......................................        16,000        145,000
                                                                   -----------    -----------

Cash - end of year .............................................   $   145,000    $    13,000
                                                                   ===========    ===========
Continued on the following page ................................

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements of Cash Flows

Continued from the previous page.

Supplemental disclosure of cash flow information:
         Total cash paid for interest for the years ended
         December 31, 2000 and 2001 was $96,000 and $66,000,
         respectively.

Supplemental disclosure of non-cash investing and financing activities:

         During the year ended December 31, 2001, the Company
         issued 2,170,971 shares of common stock in conjunction
         with prepaid consulting transactions, salary payments and
         debenture placements of the Company.

         During the year ended December 31, 2001, the Company
         returned the tangible assets associated with
         construction-in-progress to the vendor and relieved the
         liability of $320,000 in accounts payable.

See notes to consolidated financial statements

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

TELEMETRIX, INC.

Description of Business

Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.‘s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox’s common stock. Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.‘s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc.;

—	TRG Ltd. became Telemetrix Solutions Inc. (TSI);

—	WTC became Telemetrix Technologies.

The Company offers wireless paging service, personal communications services (“PCS”) service, telemetry systems, hardware and software and communications software and technology to telecommunications carriers and other businesses.

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

Description of Business

PCS carriers use the Company’s technology to provide transmission services for Telemetry Users. With widespread coverage and easy mobility, wireless telecommunications are especially suitable for telemetry applications. Wireless telemetry thus presents a new and potentially significant market for wireless communication service providers.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Principals of Consolidation

The consolidated balance sheet as of December 31, 2001 includes the accounts of the parent Company, Telemetrix, Inc. and its wholly owned subsidiaries, TSI, TRG Inc., and WTC. The statement of operations for the years ended December 31, 2001 and December 31, 2000 includes the operations of TRG Ltd., Telemetrix, Inc, and WTC. All significant intercompany transactions and balances have been eliminated.

Investments

The Company received 1,000,000 shares of common stock in Superwire.com in the exchange of the assets and liabilities sold from its Canadian subsidiary. This investment has been fully allowed for, as in the opinion of management, fair value cannot be reasonably determined as the stock is thinly traded. The stock had an immaterial value at year-end. Therefore, the investment has been permanently impaired. Any unrealized gains and losses, other than permanent impairment, on this investment will be included in equity.

Property and Equipment

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 31.5 years. Leasehold improvements are recorded at cost and amortized by the straight-line method over the terms of the leases, or the estimated useful lives of the assets.

FCC Licenses, Patents and Patents pending and Goodwill

Intangibles are capitalized and amortized utilizing the straight-line method over their economic life.

Construction in Progress

Construction in progress consists of costs incurred through December 31, 2001 related to the construction of a PCS network in western Nebraska, which was not commercially operational at December 31, 2001. Currently the system and network is used for the testing and development of components and products related to the continuing development of GSM technology-based telemetry products and devices and will be used to deliver managed services.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

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

The Company has patents, which operate in conjunction with various types of digital communications systems and system technologies. The patents deal with systems and technologies that reduce the overall cost of consolidating and delivering data, including such things as electrical and gas meter information, security services, and vending replenishment information.

Revenue Recognition

Paging service revenue consists of the monthly fees charged to subscribers. Revenue is recognized as service is provided.

Research and Development

Research and development costs related to both present and future products are charged to operations in the year incurred.

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

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

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

The Company’s subsidiary located in Toronto, Canada had revenues for the years ended December 31, 2000 and 2001, of $400,000 and $0, respectively. Total long-lived assets were $7,000 and $0 and net assets were a deficit of $5,270,000 and $5,537,000 at December 31, 2000 and 2001, respectively. During the year ended December 31, 2000, the Company significantly reduced operations and activities in Toronto, Canada.

Net Loss Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares. For the years ended December 31, 2000 and 2001 all potential common shares, were antidilutive and therefore were excluded from these calculations.

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

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The Company’s bank credit facilities bear interest at rates which adjust frequently based on market rate changes. Accordingly, management believes that the fair value of that debt approximates its carrying value.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142 ” Business Combinations ” and ” Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. As allowed under Statement 142, the Company will reclassify from goodwill all recognized intangible assets that do not meet the criteria for recognition as goodwill. The Company also, as allowed under Statement 142, will no longer amortize goodwill. Goodwill will be tested for impairment at the time of adoption and on an annual basis. These statements are not expected to have an effect on net income for the Company.

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2001, the Company incurred a consolidated net loss of approximately $7,401,000. Obligations were met through additional financing provided by related parties, the issuance of stock through private placements, issuance of convertible debentures, and conversion of debt.

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

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 3 – Property and Equipment

Major classes of property and equipment at December 31, 2001 are as follows:

     Land                                                          $     13,000
     Building and Improvements                                           17,000
     Office equipment                                                    37,000
     Computer equipment and software                                    135,000
     Communication equipment                                            812,000
     Vehicles                                                            22,000
     T-3000 computer hardware, software and documentation               288,000
                                                                   ------------
                                                                      1,324,000
     Less accumulated depreciation                                     (866,000)
                                                                   ------------

                                                                   $    458,000
                                                                   ============

Depreciation expense for the years ended December 31, 2001 and 2000 was approximately $189,000 and $72,000, respectively.

Note 4 — Intangible assets

Intangible assets subject to amortization include patents, licenses and goodwill. These assets are amortized on a straight-line basis using the following economic lives at December 31, 2001:

                                                                                 Accumulated
                                      Term            Cost        Amortization       Net
                                      ----            ----        ------------   -----------

Goodwill                             5 Years     $  8,347,000   $  3,817,000    $  4,530,000
Patent and patent applications      15 Years           56,000         15,000          41,000
FCC Licenses                        10 Years          923,000        480,000         443,000
                                                 ------------   ------------    ------------

                                                 $  9,326,000   $  4,312,000    $  5,014,000
                                                 ============   ============    ============

Amortization expense was $1,766,000 and $1,765,000 for the years ended December 31, 2000 and 2001, respectively.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 5 – Accrued Expenses

Accrued expenses at December 31, 2001 consist of the following:

Accrued liability to issue 6,973,011 shares of
  common stock to related parties
  and officers of the Company                                  $   1,757,000
Accrued interest - related party and officers                        335,000
Accrued interest                                                      66,000
Other                                                                169,000
                                                               -------------

                                                               $   2,327,000
                                                               =============

Note 6 — Line-of-Credit

The Company had a $200,000 line-of-credit with a bank. The note matured in 2001 and was paid in full.

Note 7 – Long Term Debt – Related Parties

Long-term debt - related parties consists of the following at December 31, 2001:

Note payable to Tracy Broadcasting Company, interest at 11% per annum;
principal and interest due on demand, unsecured.                              $   40,000

Notes payable to a major stockholder, interest at rates from 9% to 11% per annum; principal and interest are on varying dates from May 2002, to July
2002, unsecured.                                                                 802,000

Notes payable to a major stockholder, interest at 11% per annum; principal and interest is due on demand, unsecured. At the option of the stockholder, the loan balance is convertible at a price equal to the average daily stock
price for the 30 days preceding the conversion date.                             963,000

Notes payable to a major stockholder, interest at rates from 9% to 11% per annum; principal and interest due on varying dates from June 2002 to December
2002, unsecured. At the option of the stockholder, the loan balance is convertible into common stock at a price equal to the average daily stock
price for the 30 days preceding the conversion date.                             564,000

Note payable to a major stockholder, interest at 12% per annum, principal
and interest due on demand, unsecured.                                           228,000

Note payable to BGC Investments, LLC, a major stockholder, interest at 12%
per annum; principal and interest due June 2002, unsecured. At the option of BGC Investments, LLC the outstanding loan balance is convertible into common stock at a price equal to the average daily stock price for the 30
days preceding the conversion date.                                              369,000
                                                                              ----------
                                                                               2,966,000
         Less current portion                                                 (2,966,000)
                                                                              ----------
                                                                             $     --
                                                                              ==========

Long-term debt - related parties matures as follows:

         Year Ending December 31,
         ------------------------

                2002                            $  2,966,000
                                                 ===========

Interest expense for the years ended December 31, 2000 and 2001 to related parties was $438,000 and $169,000, respectively.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 7 – Long Term Debt – Related Parties (continued)

Note 8 – Long-Term Debt

Long-term debt consists of the following at December 31, 2001:

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
note is secured by the FCC License No. CWB411F.                                     55,000

Convertible  Debenture  Payable -  Interest  accrues  at 6.25%  per  annum.
Principal  and  interest  due upon  maturity  at  December  31,  2001.  The conversion  feature allows the holder to use the debenture as payment for a like  value of  securities  should  the  company  make a  successful  stock issuance  of $6 million at January 1, 2001.  The  company  has made no such
issuance. The loan has matured and is in default as of December 31, 2001.        1,200,000
                                                                                ----------
                                                                                 2,029,000
     Less current maturities                                                    (1,200,000)
                                                                                ----------
                                                                               $   829,000
                                                                                ==========

On December 7, 2001, the Company offered an extension to the holders of $1,200,000 convertible debenture in exchange for shares of the Company’s common stock. The extension offers shares in an amount equal to 50%of the face value of the debentures plus accrued interest converted at the stock price on the date of offer in exchange for and extension of the maturity of the debenture to December 31, 2003. As of December 31, 2001, two acceptances have been received. The Company has recorded a liability to issue 115,643 shares related to the acceptances based upon the stocks closing price at December 31, 2001.

Long-term debt matures as follows:

         Year Ending December 31,
         -----------------------

                      2002                        $   1,200,000
                      2003                               57,000
                      2004                              186,000
                      2005                              199,000
                      2006                              213,000
                      Thereafter                        174,000
                                                  -------------
                                                  $   2,029,000
                                                  =============

Note 9 – Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2000. The following table sets forth the primary components at December 31, 2001:

   Deferred tax asset:
     Net operating loss carryforwards             $  12,805,000
     Valuation allowance                            (12,805,000)
                                                  -------------
                                                  $     --
                                                  =============

At December 31, 2001, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the ability to realize such tax assets. Therefore, a full valuation is appropriate.

At December 31, 2001, the Company had approximately $17,507,000 of federal net operating loss carryforwards for tax reporting purposes available that were not subject to limitations due to change in control and $20,156,000 federal net operating loss carryforwards that are subject to certain limitations due to change in control. These net operating losses expire through 2010.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 10 – Common Stock

In July 2001, the Company issued 723,004 shares of common stock to a major stockholder and officer of the Company in lieu of current and back salaries equal to $593,000.

In August and September 2001, the Company issued 525,000 shares of common stock to consulting companies for $368,000 in consulting services.

In September 2001, the Company issued 150,000 stock warrants to purchase Company stock at a price greater than the fair market value at the date of issuance to a consulting company for $67,000 in consulting services.

At various dates during the year, the Company issued a combined 922,967 shares of common stock in combination with the receipt of debt funding. Stock was issued in an amount equal to the loan funds obtained using the stock price on the date of the loans.

During 2001 the Company issued $1,915,000 in notes payable to related parties. The notes were issued for cash received by the Company. In accordance with the terms of the notes, the Company was required to issue $1,915,000 in common stock with value of the common stock determined based upon the fair market value of the stock at the date of issuance. The total shares required to be issued under this agreement was 6,355,683 shares. The Company did not issue these shares because it did not have enough stock authorized in order to fulfill this commitment. At December 31, 2001 the Company has recorded a liability of $1,525,000. This liability is equal to 6,355,683 number of shares multiplied by the fair market value of the Company’s stock at the end of the year. The Company expensed as financing costs an amount equal to the end of year liability.

Stock Options

The Company sponsors a stock option plan, which covers certain key management personnel. Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock on the date the option is granted. Options may not be exercised prior to one year or more than five years from the date of grant. During 2000, the Company issued options to purchase 600,000 shares of common stock at the fair value at the date of grant to employees and directors. No options were issued during 2001.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 10 – Common Stock (continued)

Stock Options (continued)

A summary of the status of the Company’s options and warrants are as follows:

                                                             December 31, 2000
                                                      ------------------------------
                                                                            Weighted
                                                                             Average
                                                       Number of Shares     Exercise
                                                      Options   Warrants      Price
                                                      -------   --------    ---------

Outstanding at December 31, 1999                         --         --     $   --
         Granted                                      600,000    631,250      3.79
         Exercised                                       --         --         --
         Canceled                                        --         --         --
                                                     --------   --------   -------

Outstanding at December 31, 2000                      600,000    631,250   $  3.79
         Granted                                         --         --         --
         Exercised                                       --         --         --
         Canceled                                        --         --         --
                                                     --------   --------   -------

Outstanding at end of year,
December 31, 2001                                     600,000    631,250   $  3.79
                                                     ========   ========   =======

Exercisable at December 31, 2001                      245,000    631,250
                                                     ========   ========

Weighted average remaining contractual life          4.43 years
Weighted average fair value                          1.75

Had compensation cost for the options been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows:

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

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 11 – Related Party Transactions

During 2001, the Software Factory filed for bankruptcy. Also during 2001, WEB, Mondetta and the Becker Group of Companies stopped operations. Allowances have been made for the amounts due from these companies in excess of amounts due to the respective companies.

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

The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at December 31, 2001 was $188,000 net of a $175,000 allowance. The note accrues interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred. The note is being renegotiated in order for Hartford Holdings to assume the note and allow the Company to offset its note payable to Hartford Holdings.

TELEMETRIX, INC. AND SUBSIDIARIES
Notes to Financial Statements

Note 12 – Commitments and Contingencies

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

Employment Contracts

The Company is party to four employment contracts, which require total annual salary payments of approximately $524,000. These contracts expire at various dates through 2003 with options to extend.

Note 13 – Settlement Agreement

The Company wrote off approximately $320,000 in accounts payable and tangible assets associated with construction in progress during the year ended December 31, 2001. The write-off stems from a settlement agreement reached with one of its vendors. Both parties mutually resolved to terminate all actual and potential claims. All hardware software and related documentation was returned and the Company was no longer obligated for the expense per the legal settlements.

Note 14 – Other Income

During 2001 the Company recognized $520,000 in other income. Approximately $320,000 of the income is related to a write-off of faulty software. The software received by the Company was not fit or useful for the purposes intended. The Company contacted the vendor but no action or communication has taken place.

The second portion of the other income balance is made up of approximately $200,000 of accounts payable that are carried by Telemetrix Inc. representing debt of TRG Ltd. Creditors who represent these payables have not contacted Telemetrix for over two years and in substantially all of the cases, TRG disputed the amount of the alleged debt. Because of inaction of these creditors Telemetrix has recognized these balances.

SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Registrant have duly caused this Annual Report to be signed on its behalf by the undersigned officer, thereunto duly authorized, in the City of Gering, Nebraska.

                                                                                                              TELEMETRIX INC., a Delaware corporation

April 15, 2002                                                                                                 By: /s/   PAUL ZOLMAN
                                                                                                                       Paul Zolman
                                                                                                                      Acting Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                                                                                                 Title                                                                                    Date

                              *                                                                              Chairman of the Board of Directors
                 William W. Becker

                              *                                                                              Director & Chief Executive Officer
                 Michael J. Tracy

                              *                                                                              Director
                 Michael L. Glaser

                                                                                                           *By:  /s/ PAUL ZOLMAN                                                               April 15, 2002
                                                                                                                       Paul Zolman, Attorney-In-Fact

TELEMETRIX INC.
(COMMISSION FILE NO. 0-14724)

ANNUAL REPORT ON SEC FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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