Form 10QSB
period 2002-03-31
TELEMETRIX INC
filed 2002-05-21
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2002

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

Telemetrix Inc.
c/o Paul Zolman, Acting Chief Financial Officer
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

On March 31, 2002, Registrant had 18,476,186 issued and outstanding common shares.

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Information as of March 31, 2002 is unaudited)

                                                                                         March 31       December 31
                                                                                             2002          2001
                                       Assets
Current assets:
   Cash.................................................................................$         77    $     13
   Accounts receivable, net of allowance for doubtful accounts ..........................         29          26
   Note receivable - related party ......................................................        174         188
   Due from related companies ...........................................................          3          38
   Prepaid expenses .....................................................................          0           0
                                                                                          ----------    --------
      Total current assets ..............................................................        283         265

Construction in Progress ................................................................      1,117       1,117
   Property & equipment .................................................................        519         458
Intangibles .............................................................................      4,573       5,014
                                                                                          ----------    --------
         Total assets...................................................................$      6,492    $  6,854
                                                                                          ==========    ========
                        Liabilities and Shareholders' Deficit
Current liabilities
   Accounts payable .....................................................................      1,914       1,952
   Accrued expenses .....................................................................      3,182       2,327
   Due to related companies .............................................................        226         226
   Current portion - long term debt -related parties ....................................      3,241       2,966
   Current portion of long term debt ....................................................      1,200       1,200
                                                                                          ----------    --------
     Total current liabilities ..........................................................      9,763       8,671

Long term debt -related party ...........................................................          0           0
Long term debt ..........................................................................        829         829
     Total long-term liabilities ........................................................        829         829
                                                                                          ----------    --------
       Total liabilities ................................................................     10,592       9,500
                                                                                          ----------    --------
Shareholders' deficit:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,476,186 and 18,476,186 shares issued and outstanding
   at March 31, 2002 and December 31, 2001 respectively .................................         19          19
Additional paid-in capital ..............................................................     46,837      46,808
Stock warrants ..........................................................................          0           0
Foreign currency translation ............................................................        192         192
Accumulated deficit .....................................................................    (51,148)    (49,494)
Prepaid Consulting Services .............................................................          0        (171)
       Total shareholders' deficit ......................................................     (4,100)     (2,646)
                                                                                          ----------    --------
            Total liabilities and shareholder's deficit.................................$      6,492    $  6,854
                                                                                          ==========   =========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Information relating to the three month periods ended March 31, 2001 and 2002 is unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                                 2002     2001
Revenue:
   Equipment sales & rental...........................................   $        47    $        57
   Service income ....................................................             0              0
                                                                         -----------    -----------
       Total revenue .................................................            47             57
                                                                         -----------    -----------
Expenses:
   Cost of revenue ...................................................           484             12
   Research & development ............................................            25             63
   Selling, general & administrative .................................           324            763
                                                                         -----------    -----------
       Total operating expenses ......................................           833            838
                                                                         -----------    -----------
 Net loss from operations ............................................          (786)          (781)
                                                                         -----------    -----------
Other Expense:
   Interest expense (income) .........................................           671            456
   Other expense (income) ............................................            (4)            (9)
                                                                         -----------    -----------
       Total other expense (income) ..................................           667            447
                                                                         -----------    -----------
Net (loss)............................................................   $    (1,453)   $    (1,228)
                                                                         ===========    ===========

Weighted average shares outstanding during period.....................    18,476,186      16,366,523

Loss per share........................................................   $     (0.08)   $     (0.08)
                                                                         ===========    ===========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Information relating to the three month periods ended March 31, 2001 and 2002 is unaudited)

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                            2002           2001
Cash flow from operating activities
   Net loss for the period..............................................................$    (1,453)   $(1,228)

Adjustments to reconcile net loss to cash used in operations
     Stock issued in-lieu of wages ......................................................         0          0
     Amortization & depreciation ........................................................       441        461
     Accretion of interest on debt issue costs ..........................................       631        379
     Accrued interest on notes payable ..................................................         0          5
     Changes in assets and liabilities
       In accounts receivable ...........................................................         3          6
       In other assets ..................................................................      (171)         2
       In accounts payable ..............................................................        38         79
       In accrued liabilities ...........................................................       855          4
                                                                                            -------    -------
         Total adjustments ..............................................................      1797        936
              Net cash used in operating activities .....................................       344       (292)
                                                                                            -------    -------
Cash flow from investing activities
   Increase in capital assets ...........................................................      (105)         0
                                                                                            -------    -------
            Net cash from (used) in investing activities ................................      (105)         0
                                                                                            -------    -------
Cash flow from financing activities
   Payments on line-of-credit ...........................................................         0          0
   Proceeds (payments) from long-term debt ..............................................         0          0
   Advances on notes receivable .........................................................         0         (5)
   Proceeds from issuance of share capital ..............................................         0          0
   Proceeds from related companies ......................................................      (436)         6
   Proceeds from notes payable  related party ...........................................       261        146
   Change in deferred rent liability ....................................................         0          0
                                                                                            -------    -------
            Net cash from financing activities ..........................................      (175)       147
                                                                                            -------    -------
Effect of foreign currency translation on cash ..........................................         0          0
                                                                                            -------    -------
Net increase (decrease) in cash & cash equivalents ......................................        64        145
                                                                                            -------    -------
Cash, beginning of period ...............................................................        13        145
                                                                                            -------    -------
Cash, end of period .....................................................................   $    77    $     0
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
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and relating to the three month periods ended
March 31, 2001 and 2002, is unaudited)

1.   Description of Business
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
The  system  will also be sold  direct  to end users  through  Telemetrix  Technologies.  Telemetry  is the  transmission  of data that represents  status  information on a remote process,  function or device.  Telemetry  enables  businesses to monitor  activity,  detect situations  requiring  intervention and promptly respond to such situations.  Examples of businesses  currently using telemetry include electric  utilities,  alarm  companies and vending  machine  operations  and as the  technology  advances,  the potential  applications multiply.  Telemetry has been  significantly  advanced by Telemetrix'  development of the T3000 e-Telemetry Data SystemTM that collects and transfers  telemetry data using the Short Message  Service of digital  communications  systems  worldwide and delivers that data to the user  (customer)  via the internet.  The T3000  wireless  telemetry  system  includes  hardware  (e.g.,  the CommCenter and Optical
Reader), network monitoring services software, and other support services.  Telemetrix provides each of the T3000 components.

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

                                                   T3000 E-TELEMETRY DATA SYSTEM TM
         Telemetrix  began the  manufacture  of the T3000  Modular  Hardware  for the T3000  e-Telemetry  Data  System  TM.  Testing of
Alpha-design  products was conducted and the product design and the imbedded  firmware were finalized and released to  beta-production.
Deliveries of the beta-T3101  CommCenter,  InterfaceBoards  and Interfaces to the CENTRON electric meter were received.  These products were scheduled for deployment to a major Iowa utility for early Second Quarter.

In 2002,  it is planned  that the T3000  e-Telemetry  Data  System TM will be designed to operate  using  other  wireless  technologies including TDMA, which will expand the available  coverage and increase the number of available  markets in North America and around the world.

       e-Telemetry Data System TM  and e-Telemetry Data TM  are Registered Trademarks of Telemetrix Inc.

SHORT MESSAGE  SERVICE.  The T3000 uses the Short Message  Service  capability  of existing PCS  networks:  this wireless  transmission technology  eliminates any need for a wireline  telephone  connection,  offers  widespread  coverage and permits easy  mobility.  SHORT
MESSAGE  SERVICE is available  from licensed PCS operators;  therefore,  T3000 System users need not obtain  Federal  Communications  C commission  licenses.  The Company's  technology  patents  prevent  competitors  from using the Company's  proprietary  technology  for collecting and  transmitting  telemetry data using the standard Short Message Service.  The technology  patents give the T3000 system a competitive advantage.

         The primary focus of the Company in first quarter 2002 was the evaluation of the alpha-T3000  Modular System hardware  design, and finalizing  the firmware prior to release for  beta-Product  manufacture  and field testing and evaluation by customers.  The other major focus was the integration and  modification of the Network  Operation  Center ("NOC")  Software with the new Modular  Hardware in the Gering NOC.

         The  Company  finalized a Test &  Evaluation  Agreement  with a major  electric  utility who which will be the first  extended deployment of the  beta-hardware  of the new T3000 Modular Design  Product.  Other testing and evaluation  agreements  will be deployed during 2Q, 2002.  The agreements are for testing of our T3000 System under each  company's  specific  environment,  prior to a complete commercial installation.  Many other T&E agreements are being negotiated.

The  Telemetrix  e-Telemetry  Data System TM will  support  services to  telemetry  users and  carriers,  including  telemetry  network management, billing support, system design, consulting and service bureau capabilities.

        The T3000 system:

       --    Acquires data from remote devices.

       --    Controls, polls and activates remote devices.

       --    Manages the entire wireless telemetry data system.

       --    Offers real-time access to telemetry data.

       --    Provides Wireless Local Loop type telephony services.

         The company will move to the full  marketing and  commercialization  phase in second  quarter of 2002.  Numerous  meetings are set, field trials are scheduled and convention exhibits are booked.

         The Company entered  development  licenses with  Schlumberger  Sema for their CENTRON and SENTINEL  Electric  meters,  for the integration of the T3000 InterfaceBoards into these devices for remote Automatic Meter Reading.

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
However,  GSM is the leading  digital  wireless  technology  worldwide,  with  systems in over 170  countries  serving over 600 million subscribers.  Further,  major carriers like AT&T,  Cingular and TelCel Mexico have recently announced plans to change over from TDMA to
GSM  technology.  GSM uses an open system  architecture  that allows  carriers to purchase  network  equipment  from a wider variety of vendors and provides  significant  flexibility  for the carrier in vendor cost leveraging and  provisioning  of features,  products and services.  The T3000 e-Telemetry Data System TM is currently available for use on GSM networks.
2.   Basis of Presentation of Interim Information
         The consolidated  unaudited  financial  statements for March 2002, and 2001 and audited financial  statements for December 31,
2001  include the  accounts of  Telemetrix Inc.  (the parent  company)  and its wholly owned  subsidiaries,  Telemetrix  Solutions  and
Telemetrix Technologies.

         The results for three months ended March 31, 2002, do not  necessarily  indicate the results of operations  for the full year.
These financial  statements and related  footnotes  should be read in conjunction with the financial  statements and footnotes  thereto included in the Company's 2001 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

         In Management's  opinion, the accompanying  unaudited interim financial statements include all normal adjustments necessary to present fairly the Company's  financial  position at March 31, 2002,  and the results from  operations for the three months ended March
31, 2002, and the cash flows for the three months ended March 31, 2002.

3.   Related Party Transactions
         The Company borrowed $500,000 from two principal  shareholders,  Mr. Tracy (President,  Treasurer and Director) and Mr. Glaser
(Secretary  and Director) at interest  rates ranging from 10% to 11%.  Funds were borrowed as needed  throughout  the quarter and notes created  on  specific  loan  dates.  All notes are  demand  notes and  listed as  short-term  liabilities.  All funds were used for the continuation of the development of the T3000 technology and for working capital.

         The following is a detail of the amounts due from and to related parties.

      Due from related parties

      Tracy Broadcasting Company                                                         $
                                                                                        16,000
      Software Factory Inc.                                                              $
                                                                                        176,000
                                                                                        ------------------
      Total due from related parties                                                     $
                                                                                        192,000

      Due to related parties

      Becker Group of Companies(BGC)             Investments                             $
                                                                                        41,000
      Michael Tracy                                                                      $     2,258,750
      Becker Group                                                                       $
                                                                                        457,000
      Michael Glaser                                                                     $
                                                                                        683,000
      Becker Capital Management                                                          $
                                                                                        399,000
      Tracy Broadcasting Company                                                         $
                                                                                        7,000
                                                                                        ------------------
      Total Due to Related Parties                                                       $     3,845,750

         Hartford  Holdings Ltd., a significant  shareholder of Telemetrix  Inc., was the parent of WEB, BGC, and Software Factory Inc.
At the time the transactions occurred, a person related to the stockholder of Hartford Holdings Ltd controlled Mondetta.

         The Company has a note receivable  from the Software  Factory,  which matured May 1999. The  outstanding  balance at March 31,
2002 was $176,000 net of a $167,000  allowance.  The note accrued  interest at 7.5% until  maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

         Current  portion-long term debt-related  parties increased due to additional notes payable from major  shareholders,  interest rates ranging from 8.5% to 23.4%.  Principal and interest are due on demand.  The proceeds were used to fund operations.

4.   Commitments & Contingencies
         Software  Agreements.  The Company  entered into an agreement with a vendor for the research and development of software to be used in  conjunction  with the  Company's  telemetry  technology.  The total  contract  amount was  $500,000  USD and is payable as the project is  completed.  During 1999 to 2000,  the  Company  has paid  $443,000  to the  vendor.  The  Company is also  committed  to an automatically  renewing service agreement  requiring  monthly payments of $12,000.  The agreement  automatically  renews as long as the software is used.  At March 31,  2002,  the Company has  included in trade  payables  $283,000  due to this vendor for unpaid  contract completion costs and for monthly service charges.

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

5.   Related Party Loans

         The Company  obtained  related party loans totaling  $550,000 in the current  period.  The loan offered stock at closing price on the day of funding for each dollar loaned  resulting in the deferred  issuance of 2,080,000  shares.  The Company  recorded  accrued
Common Stock and APIC costs as a contra-equity for the value of the stock issued.

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

OVERVIEW.

         Telemetrix  offers  wireless  e-Telemetry  Data TM Solutions for  businesses  and  telecommunications  carriers,  particularly wireless  Personal  Communications  Services  ("PCS").  The  Company's  T3000  wireless  telemetry  system  uses a patented  method for automatically  collecting and  transmitting  telemetry data over the Short Message Service  control  channel of digital  communications networks  (PCS  systems).  Telemetrix  was  granted  patents  covering  this  proprietary  technology  in January  and  November  2000.
Telemetrix received another Granted Patent # 6,369,719.

     The Company has  experienced  substantial  change over the past two  reporting  years.  During April 1999,  the Company was formed through a corporate  combination  between Arnox Corporation and Telemetrix  Resource Group,  Inc. Arnox was an inactive  corporate shell prior to the  combination.  In September  1999,  Tracy  Corporation II d/b/a/ Western Total  Communication  was acquired for stock.  Telemetrix Resource Group, Inc. was comprised of Telemetrix Resource Group, LTD, a Canadian  corporation,  which was later renamed  Telemetrix  Solutions.  Telemetrix  Solutions  offered billing  services and consulting to telephony  companies.  Western
     Total Communications,  later renamed Telemetrix Technologies,  was formed in 1982 to provide wide area paging in western Nebraska, eastern  Wyoming and  northeastern  Colorado.  It acquired two PCS  licenses (30 MHZ and 10MHZ) for Business  Trading Area 411, as
     defined by the Federal  Communications  Commission,  and has  constructed the 30 MHZ licensed  network.  It is also certified as a competitive  local  exchange  carrier  ("CLEC") in the State of Nebraska.  Telemetrix  Technologies  developed the T3000  wireless telemetry system.

         In addition to the  corporate  formation  during  1999,  the Company  focused on the  research  and  development  of the T3000 system.  The Company  developed its own  proprietary GSM module for use in the T3000 system as well as a Subscriber Line Interface Card module.

          The T3000  e-Telemetry  Data  SystemTM will be available  for  commercial  distribution  in the second  quarter of 2002.  The software  development  required  for the T3000 was  completed  in the first  quarter  of 2002.  The  redesigned  Modular  Hardware  was finished,  and  beta-Product  was delivered and successfully  deployed at an electrical  utility in Iowa. Test & Evaluation  Agreements are being  negotiated for additional  bets-field  installations  with other electrical  utilities,  all scheduled for 2nd quarter 2002.
During  2002,  we will  increase  our  marketing  efforts to create the demand for our  systems.  Two major  industry  trade shows were attended in the 1st Quarter:  DistribuTECH  where many utility  industry  customers  seeking AMR  solutions  were  contacted;  and CTIA
(Cellular  Telephone Industry  Association) where many contacts were made with customers seeking remote data acquisition and management solutions utilizing wireless solutions.  Telemetrix Inc. expects regular sales to meet historical and future projections.

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

         On December 1, 2000,  Telemetrix  entered into a Reseller  Agreement  with  Ericsson  Messaging  Systems,  Inc. a wholly owned subsidiary of L. M. Ericsson  ("Ericsson"),  whereby,  Ericsson will resell the hardware  components  of  Telemetrix's  patented  T3000
e-Telemetry Data SystemTM.  The agreement calls for Telemetrix to provide Ericsson,  for resale, all of the hardware  components of the
T3000  e-Telemetry Data SystemTM  including the T3500 and T3600 Optical Readers.  On the same day,  Telemetrix  entered into a Software
Original Equipment  Manufacturer ("OEM") Agreement with Ericsson,  whereby Telemetrix will provide software to Ericsson on an OEM basis for  Ericsson  to sell under  their brand  name(s).  The  software  will be used in  association  with the  Telemetrix  patented  T3000
e-Telemetry  Data SystemTM.  The agreement calls for Telemetrix to provide  Ericsson with Telemetrix  e-Telemetry  DataTM Software that
Ericsson will deploy to customers and PCS operators  throughout  North America and the world,  under  Ericsson's brand and labeled with the phrase "Powered by Ericsson."

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

Wireless Telemetry.  Telemetry involves the use of remote devices for data collection and analysis, and encompasses the following activities:
|X|      installing a measurement device at a remote location;
|X|      controlling the device from a central station;
|X|      obtaining data with the device;
|X|      transmitting the data to the central station;
|X|      collecting and analyzing the data; and
|X|      responding to the results of the analysis.

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
Wireless  communications  services include cellular  telephone service,  PCS,  Specialized Mobile Radio ("SMR") and paging. The Company believes that service  providers in each of these market  segments can benefit from these  value-added  carrier support  services.  The
T3000 system and T3100  CommCenter  technology  should appeal to both  wireless  carriers as well as original  equipment  manufacturers
("OEMs") that sell their products to telecommunications carriers.

         The Data Products and Services  Market.  Data products and services were the highest growth segment of the  telecommunications industry in the 1990's.  According to Data  Communications,  data-related  products and services  accounted for revenues of almost $111 billion in 1999 - a growth rate of  approximately  18.8% from 1998.  According to the Yankee Group,  current  trends  suggest that data revenues will double over the next three years and will grow five times faster than voice revenues.

         The  Wireless  Services  Market.  The  wireless  communications  market,  which  includes  cellular  telephone  service,  PCS,
Specialized  Mobile Radio ("SMR"),  paging,  and other  applications,  has grown  dramatically in recent years. U.S. wireless telephone service  revenues grew from $5.7 billion in 1991 to $50.2 billion in 1999, and the number of subscribers  increased from 7.6 million in
1991 to 86  million  in 1999.  The  growth  in  wireless  communications  results  from  lower  prices  for  consumer  equipment,  more comprehensive service coverage, lower rates and technological advances that have improved transmission quality and reliability.

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
[OBJECT OMITTED]Source: The Yankee Group
[OBJECT OMITTED]

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

                                                  Targeted Telemetry Market Segments
   Segmentation     Telemetry Application              Benefits                           Example
------------------------------- ---------------------------- ---------------------------- ----------------------------
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
                                                                                               dispatches for police
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
 Agricultural Irrigation, and   o        Pipeline            o        Monitor             o        A city registers
        Environmental                Corrosion Systems            environmental                unusually high air
                                o        Water Pump               condition                    pollutions readings
                                     Failures, Levels And    o        Alarm systems for   o        A public service
                                     Contamination Air            hazardous                    announcement is sent
                                     Quality Systems              environmental                out warning those
                                                                  conditions                   with medical
                                                                                               conditions to stay
                                                                                               indoors
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Asset Management, and Tracking  o        Office Equipment    o        Monitor meter       o        A delivery truck
                                o        Industrial               Information                  follows a specific
                                     Machinery and           o        Service diagnosis        route to fill a
                                     Manufacturing                and maintenance              vending machine
                                     Processes               o        Inventory           o        Truck can be
                                o        Vending Machines         management                   re-routed if the
                                                             o        Fleet / route            vending machine is
                                                                  management                   still full from last
                                                                                               delivery
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
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
                                                                                               from spoiling
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
          Healthcare            o        Health Status       o        Patient health      o        A patient takes a
                                     Monitoring Devices           status alarms                blood test everyday
                                                             o        Mobile patient      o        Test data is sent
                                                                  monitoring                   to hospital where
                                                             o        Centralized              doctor can monitor
                                                                  storage of patient           patient daily
                                                                  information
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Public and Municipal Services   o        Parking Meters      o        Parking meter       o        A city is losing
                                o        Highway Tolls            servicing                    money because parking
                                o        Streetlights        o        Service route            meters are full or
                                o        Railroad Crossing        management                   robbed
                                     Switches                o        Preventive          o        Meter attendants
                                                                  security for                 are rerouted to full
                                                                  hazardous public             meters, and police
                                                                  situations                   are dispatched to
                                                                                               tampered meters
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Transportation Systems and    o        Vehicle Location    o        Inventory           o        A truck is making
          Facilities            o        Vehicle Engine           management                   an urgent delivery
                                     Computers               o        Emergency                but a major accident
                                o        Container asset          communications               will delay the arrival
                                     tracking                o        Remote              o        Information can
                                                                                               be sent to driver to
                                                                                               take an alternative
                                                                                               route to deliver
                                                                                               shipment on time
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
          Utilities             o        Utility Meter       o        Reduced cost of     o        A Customer is
                                     Reading                      servicing meters             moving out of town
                                o        Oil and Gas         o        Customer account    o        Utility company
                                     Pipeline Facilities          management                   can provide
                                o                            o        Remote meter             up-to-minute readings
                                                                  control
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                                              Competition

         Competitors  are  extremely  diverse.  There is no  single  company  that  dominates  the  wireless  telemetry  market  or any individual  segment of the  telemetry  market.  Each  competitor  has created a niche for their  business and seems to stay within that niche.  There is no competitor that can offer the universal  capabilities of the T3000 end-to-end  solution,  from ease of installation and use to a complete "turn-key" telemetry data implementation solution.

         Many of the Company's  competitors  have  multiple  divisions  and do not break out the  telemetry  data and  equipment  sales individually on their publicly available financial  statements.  However,  information on various companies with much of their revenues derived from telemetry data and equipment sales are listed below.

                                                    Telemetry Technology Landscape

Service Technologies         Description                   Advantages                     Weaknesses
------------------------------- ------------------------------ ----------------------------- -------------------------
Digital Cellular / PCS (GSM,    Currently SMS technology;      IP Capable, Cost of network   Small but growing
TDMA, CDMA)                     packet data technology will    is shared, Migrateable GSM    footprint / Service
                                be overlaid on digital         / TDMA transceiver            still in deployment /
(Telemetrix Technologies)       cellular / PCS networks in     technology                    Focus on wireless voice
                                long term
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Proprietary Wireless Networks   Networks originally built      Understanding of telemetry    Proprietary networks
                                for utility meter reading      business, AMR expertise       and systems, Limited
                                                               Partnerships with major       coverage, Limited
                                                               utilities companies,          message size
(CellNet, Itron)                                               Alliances with system
                                                               integrators
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Dedicated Packet Data           Digital packet data radio      Coverage, Good in-building    Strong urban, weak
Networks (DPD)                  services designed for mobile   penetration, Alliances with   rural coverage, Limited
                                data and interactive paging    system integrators, low       deployment of
(ARDIS, BSWD)                   functions                      latency                       technologies by service
                                                                                             providers
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Cellular Digital Packet Data    Digital packet technology is   Well-suited for short burst   Coverage dependent on
(CDPD)                          an overlay on analog           transmissions, IP capable     cellular carriers
                                cellular technology                                          agreements, Strong
(AT&T Wireless, GTE Wireless,                                                                urban weak rural
Bell Atlantic Mobile,                                                                        coverage
Ameritech)
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Mobile Satellite Services       Services using Ku band and     Excellent coverage            Poor in-building
(MSS)                           low earth orbit satellite                                    penetration, expensive,
                                systems to provide wide area                                 low data rate, limited
(QUALCOMM, Orbcomm and other    blanket coverage                                             message size, networks
LEO Systems)                                                                                 still in deployment
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Cellular Control Channel        Uses overhead control          Low latency, low cost, IP     Coverage dependent on
Technologies (CCT)              channels of analog cellular    capable, cost of network is   cellular carriers
                                network, and the SS7 network   shared                        agreements, limited
(Cellemetry, Aeris Microburst)  via IS-41                                                    message size
------------------------------- ------------------------------ ----------------------------- -------------------------
------------------------------- ------------------------------ ----------------------------- -------------------------
Narrowband PCS (NPCS)           Two-way messaging networks     Medium message size,          Networks still in
                                based on ReFLEX technology     Spectral efficient low        deployment, high
(Skytel, Pagenet,                                              cost, excellent in-building   comparative latency
Pagemart)                                                      penetration, coverage         (low data rate)
------------------------------- ------------------------------ ----------------------------- -------------------------

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

          The T3000 system:

        --........Acquires data from remote devices.

        --........Controls, polls and activates remote devices.

        --........Manages the entire wireless telemetry data system.

        --........Offers real-time access to telemetry data.

         --........Provides Wireless Local Loop voice type telephony services.

         The T3000 is in test and evaluation program at many Clients, and will move to the full marketing and  commercialization  phase in late fourth quarter of 2001.  Numerous  meetings are set, field trials are scheduled and convention  exhibits are booked.  The T3000
e-Telemetry  Data SystemTM is ready for early  scheduled  deliveries in the early second quarter 2002 and product  delivery early third quarter 2002.

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

...................The  Company's  telecommunications  services  also must comply with  federal and state  common  carrier  regulations,
including  certification,   notification,   registration  and  tariffing  requirements.  Although  the  FCC  eliminated  the  tariffing requirements  for  interstate  non-dominant  carriers,  such carriers must  continue to file  interstate  tariffs until a federal court completes  reviewing such  detariffing  and declares that the  detariffing  order is lawful.  When  necessary,  we will file interstate tariffs  with the FCC and state  tariffs  with the State of Nebraska  and any other  states  where the Company is  certified to provide wireless  local  exchange  services.  The FCC and numerous  state  agencies  also impose prior  approval  requirements  on transfers of control of  certificated  carriers  and  assignments  of  regulatory  authorizations.  States also often  require  prior  approvals  or notifications  for the  issuance of stock,  bonds or other  forms of  indebtedness.  The FCC and state  regulatory  agencies  generally retain the right to sanction a carrier,  impose  forfeitures,  mandate  refunds or impose other  penalties  in the event of  regulatory non-compliance  by a carrier.  There can be no assurance that future  regulatory,  judicial or legislative  activities  will not have a material  adverse effect on the business,  operating  results and financial  condition of the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company's  compliance or  non-compliance  with applicable laws and regulations.

                                                      Employees

         The Company had 11 full-time  employees on March 31, 2002. The Company  employs certain  employees  pursuant to offer letters, which might lead to employment  contracts.  See  "Management".  While Nebraska is an Open Shop State, no Company  employees are members of labor unions. The Company also utilizes independent contractors and consultants.

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
--       Arnox became Telemetrix Inc. ("Telemetrix");
--        TRG-US  became  Telemetrix  Solutions  Ltd.  ("Telemetrix  Solutions";  for  the  collective  activities  of both  TRG-US  and
             TRG--Canada, we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination);
--        WTC  became  Telemetrix  Technologies  Inc.  ("Telemetrix  Technologies";  we use  "WTC"  and  "Telemetrix  Technologies"  for
             activities before and after, respectively, the Combination).

                                                OPERATIONS  ANALYSIS

         The Company has experienced  substantial  change over the past two years.  During April 1999, the Company was formed through a corporate  combination  between Arnox Corporation and Telemetrix  Resource Group,  Inc. Arnox was an inactive  corporate shell prior to the  combination.  In September  1999,  Tracy  Corporation II d/b/a/  Western Total  Communication  was acquired for stock.  Telemetrix
Resource  Group,  Inc. was comprised of Telemetrix  Resource Group,  LTD, a Canadian  corporation,  which was later renamed  Telemetrix
Solutions.  Telemetrix Solutions offered billing services and consulting to telephony companies.  Western Total  Communications,  later renamed Telemetrix Technologies,  was formed in 1982 to provide wide area paging in western Nebraska,  eastern Wyoming and northeastern
Colorado.  It acquired  two PCS licenses  (30 MHZ and 10MHZ) for  Business  Trading Area 411, as defined by the Federal  Communications
Commission,  and has constructed the 30 MHZ licensed  network.  It is also certified as a competitive  local exchange  carrier ("CLEC")
in the State of Nebraska.  Telemetrix Technologies developed the T3000 wireless telemetry system.

         In addition to the  corporate  formation  during  1999,  the Company  focused on the  research  and  development  of the T3000 system.  The Company  developed its own  proprietary GSM module for use in the T3000 system as well as a Subscriber Line Interface Card module, which provides voice capabilities.  Three major investors provided the funding for the operations in 1999.

         The focus of the Company has shifted to the  commercialization  of the T3000 wireless telemetry system.  During late 1999, the
TRACCS  software,  which was used for the billing service  operations,  was closely  analyzed and management  believed the value of the software was  impaired and was written-  off.  The  original  value of the  software  prior to any  amortization  or write down was $25 million.  The majority of the accumulated  deficit in the  Shareholder's  Equity is the amortization and subsequent  write-down of this software.  Early in 2000,  management  reviewed the continued operation and the future of the billing service bureau and concluded that the Telemetrix  Solutions  business  should be sold.  During the second and third quarter,  the Company sought a buyer for the business and was  successful in selling it in August 2000.  The sale was to Nextech  Catalysts  Inc.,  and included  almost all of the assets of the  operations  as well as  certain  liabilities.  The  assets  and  liabilities  were  exchanged  for a  certain  number of shares of
Superwire.Com  common stock. This has allowed the company to reduce the monthly operating  overhead,  eliminate the operating  deficits created  by this  operation,  focus on the core  competencies  of the  company  and  redirect  management  and  operation's  efforts to commercializing and deploying of the T3000 system.

         As stated  earlier,  the primary  focus of the Company in 2000 has been the  commercial  development  and testing of the T3000 system.  The Company completed  manufacturing  design of the T3000 hardware and has substantially  completed the software design of the operating  components.  Additionally,  the required PCS network  infrastructure  has been installed.  Several of the T3000  components, such as the GSM module,  have  undergone  independent  testing and have  received  approval.  During 2000,  the Company was granted two patents  related to the T3000  technology.  Both patents  cover the  equipment as well as the method of  automatically  collecting  and transmitting  telemetry  information  using the Short  Message  Service  (SMS)  portion of a Personal  Communications  Systems  ("PCS")
Network and further  enhance the creation of content,  which may be accessed via the Internet.  These patents provide the foundation of our Technology.

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
Products Inc., Manassas, Virginia; Northern California Power Association of Roseville, CA.

         In addition to the commercial  development and testing of the T3000 system, the Company has undertaken an extensive  marketing campaign to promote our e-Telemetry  Data SystemTM,  to the utility  marketplace.  Since our technology is cutting edge, we have had to conduct  considerable  "missionary"  marketing to create an awareness of our products and services.  This effort has continued in 2001.
As part of our marketing  and  commercialization  strategy,  we formed an alliance with  Ericsson  Messaging  Systems  Inc.("Ericsson")
Ericsson is a leading  worldwide  communications  supplier  providing total  communications  solutions from systems and applications to wireless  telephone  and other  communication  tools.  The  alliance is in the form of four  separate  agreements  signed in 2000.  The
Company  also in 2000 began  discussions  with a second  international  company to market our  products  in Mexico,  Central  and South
America.  These discussions have continued during 2001.

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

Activity                              Revenue Source              Costs of Sales (excluding depreciation)

Wireless telecommunications           PCS Services                 Network Operation and Maintenance; Carrier settlements

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
                                      Data transmission           Carrier settlements; roaming fees

                                                           WIRELESS SERVICES
         Our wireless  communications  services  currently consist of paging operations in Nebraska,  Wyoming and Colorado over the WTC
Network.  These operations (paging services plus equipment sales,  rentals and repairs) now generate  approximately  $18,000 in monthly revenue.  We will not expand the paging  operations  but instead  will  integrate  them into the PCS  operations.  We acquired  the PCS licenses in 1996,  began network  deployment  in late 1997 and finished  network  deployment  in April 1999.  The network has primarily been used for the research and  development  of the T3000.  We will commence  commercial  PCS  operations in 2nd Quarter 2002 for short message services to support the T3000 technology development.

Operating Expenses

          As we develop our products and services and ready them for market, the operating expenses  principally  consist of research &
development,  pre-production,  license and general &  administrative  costs.  When we launch  products and services,  sales & marketing expenses  substantially  increase,  while research %amp; development,  pre-production  and license costs decrease.  After sales of products and  services  reach  "regular"  levels,  the  principal  operating  expenses  will be  research  %amp;  development,  sales  %amp;  marketing, manufacturing,  general %amp;  administrative.  Since we are still in the initial  stages of our business  plan, we believe that  operating expenses,  particularly for wireless  telemetry and wireless  telecommunications,  will continue to increase during the next year as we continue development and commercialization, pre-production and manufacturing and expand our operations.

                                                   DEVELOPMENT AND COMMERCIALIZATION
          Our development and  commercialization  activities will principally focus on completing T3000 for commercial  release in June
2002. We expect development and  commercialization  will always constitute a significant  operating expense because we must continually develop,  enhance and upgrade our products and services.  For example,  we must extend T3000 to integrate  other wireless  technologies such as TDMA, CDMA, and ReFLEX.

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

                                                           SALES %amp; MARKETING

         Sales %amp; Marketing  expenses  include  salaries and commissions for sales staff,  trade show expenses,  consulting fees and advertising.  Since our  Company's,  products and services are  innovative and  relatively  unknown,  we must conduct  considerable market development programs to create awareness of our products and services.

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

                                                       GENERAL %amp; ADMINISTRATIVE

         General %amp; administrative  expenses  primarily consist of salaries and related expenses of management,  support  personnel, occupancy fees,  professional fees, general corporate and administrative  expenses.  As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS
Quarter and three months ended March 31, 2002 compared to quarter and three months ended March 31, 2001

         The following  discussion  contains  comparisons  between the quarter ("Recent  Quarter")and three months ended March 31, 2002
("Recent  Period") and the quarter  (Prior  Quarter") and three months ("Prior  Period") ended March 31, 2001. The financial  statement for the prior  period  includes  TSI and  Telemetrix  Technologies.  TSI in the Prior Period  included  the  operations  of the Billing
Service  Bureau,  which was sold in the third  quarter  2000.  The decrease in revenues and  operating  expenses from Recent Period and
Prior Period can be attributed to the sale of this operation.

         During the recent period,  our prime focus has been the  finalization  of the software  development  for the T3000 system,  as well, making significant progress in marketing the T3000 to the marketplace.

         Revenue  totaled  $47,000 during the Recent  Period,  compared to $57,000 for the Prior Period.  During the Recent Period,  we
received  $47,000 from equipment sales and rentals.  The decrease in revenues from the Prior Period is due to the switch  consumers are making from pagers to  cellular  phones.  We expect  revenue to increase  substantially  over the next 12 to 18 months as we launch the
T3000 system.

         Operating  expenses  were  $833,000  during  the  Recent  Period.  These  expenses  are  primarily  due to the  impairment  of technological  advances,  the software  development costs for the T3000 technology and other operating costs.  Operating  expenses were
838,000 for the Prior Period.

         Costs of Revenue was  approximately  $484,000 for the Recent  Period.  These  expenses  primarily  consist of the costs of the equipment sold,  commissions of sales employees,  agent fees and repair parts for the WTC paging operations.  Approximately $460,000 of that is depreciation and impairment of outdated technology.

         Research %amp;  Development  expenses  were $25,000 for the Recent  Period.  The primary  component of the year to date expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

         Selling,  General and  Administrative  expenses were $324,000 for the Recent Period. The primary component of the SG%amp;A expense is salary costs for the T3000 and administrative costs of Telemetrix Solutions and Technologies.

         Interest  expense  was  $631,000  for the Recent  Period.  This  expense  represents  primarily  the  interest  charges on the convertible  debentures  that  occurred  in 2000 as well as interest  charged on loans from  related  parties.  The  proceeds  from the convertible  debentures  and related  party loans were used to fund the research and  development  of the T3000 as well as  operations.
Interest expense for the Prior Period was $456,000, interest on loans from related parties.

         Net loss.  We reported a net loss of $1.453  million for the Recent  Period.  The  principal  components  of this net loss for the Recent Period were  amortization  and depreciation of $441,000,  interest expense of $631,000,  research and development of $25,000 and normal operating  expenses.  We did not reflect any benefit for income taxes due to the uncertainty  surrounding the realization of the favorable tax attributes in future tax returns.

         Accumulated  Deficit.  Accumulated  deficit  for  the  Recent  Quarter  was  $51.15  million.  The  primary  component  of the accumulated  deficit is the  amortization  and the subsequent  write-off of the TRACCS  software.  The TRACCS software was used for the billing  service bureau  operation.  The software value was  written-off in late 1999. The total amount of  amortization  and write-off was $25 million.

         LIQUIDITY AND CAPITAL  RESOURCES.  During the Recent Period, we used $344,000 in cash for operations,  primarily for salaries, marketing  expenses  and other  operating  expenses.  During the Recent  Period we generated  cash flow from  financing  activities  of
$175,000 that primarily came in the form of notes payable with related parties and stock issued for operating expenses.

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

Item 2.       Changes in Securities and Use of Proceeds.

       (a)    Not Applicable.

       (b)    Not Applicable.

       (c) Issuance of  Unregistered  Securities - The  following  tables  summarize all  securities  that we issued during the quarter ended March 31, 2002, in unregistered offerings:
                                                                                            Deemed Per
                Date     Title of Security    Amount   Class of Purchaser       Exemption   Share Price  Proceeds
              1/30/02    Common Stock1        312,500  Becker Capital Mgmt      Rule 506       $0.162           3
              2/22/02    Common Stock4        625,000  Michael Glaser           Rule 506       $0.162           3
              3/29/02    Common Stock5      1,142,857  Michael Tracy            Rule 506       $0.356           3

              --------------------
              1 Issued as part consideration for a bridge loan of  $50,000.
              2  The closing price of the stock on the loan draw down date.
              3 Issued as part consideration for a bridge loan, so no cash consideration was received specifically for this stock.
              4 Issued as part consideration for a bridge loan of $100,000.
              5 Issued as part consideration for a bridge loan of 400,000.
              6 Closing price of the stock on date of issuance.

       (d)    Not Applicable.

Item 3.       Defaults Upon Senior Securities.
       (a)    Not Applicable.

       (b)    Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              No matters were submitted for a vote of Security Holders.

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K.
(a)      Exhibits. None
(b)      Reports on Form 8-K.  Filed March 12, 2002.  The Company Board of Directors approved by
             Corporate Resolution dated March 11, 2002, the appointment of Paul Zolman as acting Chief
            Financial Officer effective this same date. The board had previously received notification from
            Mr. Doyle of his desire to purchase and operate a private business once a replacement was found.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                               TELEMETRIX INC., a Delaware corporation

May 20, 2002                                                                                               By: /s/   Paul Zolman
                                                                                                                                        Paul Zolman
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