Form 10QSB/A
period 2001-09-30
TELEMETRIX INC
filed 2002-06-24
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB/A
Amendment No. 2

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

June 21, 2002                                                                                                  By: /s/   PAUL ZOLMAN
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