Form 10KSB/A
period 2001-12-31
TELEMETRIX INC
filed 2002-06-24
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB/A
Amendment No. 2

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

June 21, 2002                                                                                                  By: /s/   PAUL ZOLMAN
                                                                                                                                        Paul Zolman
                                                                                                                                       Acting Chief Financial Officer and
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

                              *                                                                              Director & Chief Executive Officer
                 Michael J. Tracy

                              *                                                                              Director
                 Michael L. Glaser

                                                                                                           *By:  /s/ PAUL ZOLMAN                                                               June 21, 2002
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