Form 10KSB/A
period 2001-12-31
TELEMETRIX INC
filed 2002-06-27
CIK 742814

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

ANNUAL REPORT ON SEC FORM 10-KSB/A FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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

               Telemetrix Inc. through its subsidiary, Telemetrix Technologies has developed and patented a universal solution for wireless telemetry. This system will be sold both to and through telecommunications companies and digital telecommunications carriers, which would be companies such as VoiceStream, and AT&T, as a complete end-to-end solution for telemetry data customers. The system will also be sold direct to end users through Telemetrix Technologies. Telemetry is the transmission of data that represents status information on a remote process, function or device. Telemetry enables businesses to monitor activity, detect situations requiring intervention and promptly respond to such situations. Examples of businesses currently using telemetry include electric utilities, alarm companies and vending machine operations and as the technology advances, the potential applications multiply. Telemetry has been significantly advanced by Telemetrix’ development of the T3000 e-Telemetry Data System TM that collects and transfers telemetry data using the Short Message Service of digital communications systems worldwide and delivers that data to the user (customer) via the internet. The T3000 Wireless Telemetry System includes hardware(e.g., the CommCenter and Optical Reader), network monitoring services software, and other support services. Telemetrix provides each of the T3000 components.

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

Telemetrix Technologies

        Telemetrix Technologies developed the T3000 e-Telemetry Data SystemTM wireless telemetry hardware and software. The T3000 system can be used in an unlimited number of ways, i.e., automatic utility meter reading, home security, home health alarms, monitoring vending machines and numerous other specialty applications. During 2001, the Company began a total redesign of the Products hardware and firmware, and developed the New Modular Design T3100 Product. The model numbers of the functional Products has been changed to reflect the new Product design.

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

The Telemetrix Model T3170 and T3171 (previously T3400 and T3500) Optical Meter Readers allow utility companies to retain legacy-metering equipment in their Automatic Meter Reading and telemetry systems. The Optical Meter Reader is simply attached to the outside of an existing electro-mechanical utility meter. This eliminates the need for an electric utility to replace existing meters which significantly lowers the installation cost of a telemetry system.

Telemetrix Technologies holds two PCS licenses and 34 paging and mobile telephone licenses serving 27 locations in the service area. The licensed PCS service areas encompass approximately 138,000 persons. We intend to expand these wireless services to include PCS Wireless Local Loop services (i.e ., local exchange services), wireless telemetry and mobile PCS. Our wireless network also serves as a showcase for new products and services, where potential carrier customers can watch the T3000 system and CommCenter in operation.

T3000 e-Telemetry Data System TM

        Telemetrix immediate objective is to get the T3000 e-Telemetry Data System TM hardware into production. We have beta-tested the T3000 in western Nebraska, and integrated the devices with the controlling software. While we had planned to begin commercial production of the First Generation T3000 Product line in 2001, it was determined from the beta-demonstrations that, while the technology worked and was confirmed, that the monolithic design of the First Generation product would not allow manufacturing cost improvements originally projected, and a total hardware and firmware product redesign was initiated. This delayed the anticipated commercial introduction of the T3000 Product by a year.

In 2002, it is planned that the T3000 e-Telemetry Data SystemTM will be designed to operate using other wireless technologies including TDMA, which will expand the available coverage and increase the number of available markets in North America and around the world.

        e-Telemetry Data SystemTM and e-Telemetry DataTM are Registered Trademarks of Telemetrix Inc.

SHORT MESSAGE SERVICE. The T3000 uses the Short Message Service capability of existing PCS networks: this wireless transmission technology eliminates any need for a wireline telephone connection, offers widespread coverage and permits easy mobility. SHORT MESSAGE SERVICE is available from licensed PCS operators; therefore, T3000 system users need not obtain Federal Communications C commission licenses. The Company’s technology patents prevent competitors from using the Company’s proprietary technology for collecting and transmitting telemetry data using the standard Short Message Service. The technology patents give the T3000 system a competitive advantage. Patents have a duration of 17 years from the date of issue; therefore the patents granted to Telemetrix will not expire until 2007.

        The primary focus of the Company in 2001 was the commercial development and testing of the T3000 system. The Company completed manufacturing design of the T3000 hardware and substantially completed software redesign of operating components. Additional required PCS network infrastructure was installed. Several of the T3000 System components underwent independent testing and received approval.

        The Company signed several testing and evaluation agreements during 2001. The agreements are for testing of our T3000 System under each company’s specific environment, prior to a complete commercial installation. Many other T&E agreements are being negotiated.

The Telemetrix T3000 e-Telemetry Data SystemTM will support services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

        The T3000 system:

—	Acquires data from remote devices.

—	Controls, polls and activates remote devices.

—	Manages the entire wireless telemetry data system.

—	Offers real-time access to telemetry data.

—	Provides Wireless Local Loop type telephony services.

        Depending on operating funds, the company plans to move to the full marketing and commercialization phase of the redesigned T3100 Product in the second quarter of 2002. Numerous meetings are set, field trials are scheduled and convention exhibits are booked.

               The Company, in 2001, continued discussions with a second international company to market our products in Mexico, Central and South America. It also determined that the Company would test and commercialize it’s Products and System in the United States market, before venturing into foreign markets.

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

The following chart summarizes the different markets that can be served by the T3000 e-Telemetry Data System TM . There is a strong market for the delivery and use of telemetry data in a number of different industries. The Targeted Telemetry Market Segments chart shows some of the different industries and businesses that either currently use telemetry data which will benefit from the availability of wireless telemetry data or currently do not have access to wireless telemetry data from any source and will benefit from this availability. The chart shows the major industries that will benefit or be major users of wireless telemetry data, the uses that will be made of the data, the benefit that will be realize by that industry as a result of the availability of reasonable access to a universal telemetry data service and finally, the chart has an example of the application and the use of wireless telemetry data in serving that application or business segment.

Targeted Telemetry Market Segments

   Segmentation                      Telemetry Application          Benefits             Example
________________________________________________________________________________________________________________
   ALARM and SECURITY           o  Commercial /           o  Alarm and status      o  A burglar breaks
                                   Residential Security      messages sent to         into a house and cuts
                                   Alarms                    alarm monitoring         the phone and power
                                o  Smoke Detectors           center                   wires
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

MARKETING & SALES

        Telemetrix will use wireless operators with wireless knowledge, that have established relationships in their service market and coverage area, to capitalize on market presence, wireless brand awareness, data aggregation by the T3101 CommCenter units which will reduce the cost per telemetry origination point. Telemetrix e-Telemetry Data System will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a completed and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks, generating enhanced revenues for operators through the use of SM capability that is currently not financially productive. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which can be delivered by any other entity in a market, at a competitive price.

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

                     Wireless Telemetry Revenue Forecast (a)

                               2002           2003              2004
                          ___________________________________________
Wireless Service Revenues       921          1,278             1,688
Transceiver Unit Revenues     3,099          3,996             4,918
(a) $ in Millions

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

Competition

               Competitors are extremely diverse. There is no single company that dominates the wireless telemetry market or that dominates any individual segment of the telemetry market. Each competitor has created a niche for their business and seems to stay within that niche. There is no competitor that can offer the universal capabilities of the T3000 System end-to-end solution, from ease of installation and use to the complete “turn-key” telemetry data implementation solution. All of the known competitors are shown in the following table and are categorized by wireless data transmission standard or technique. The precise market share of each competitor cannot be shown because the telemetry data market is spread over a number of applications. Some of the competitors are particularly strong in utility telemetry data solutions, others serve other and more diverse niche’ markets. The Telemetrix e-Telemetry Data System is designed to effectively compete in almost all markets with the competitors and technologies listed herein.

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

CORPORATE HISTORY

        Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG--US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG--US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG--US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.(“TRG--Canada”), which offered some Customer Care Services in Canada; TRG--US then acquired TRG--Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG--US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG--US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);

—	TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG—Canada, we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination);

—	WTC became Telemetrix Technologies Inc. (“Telemetrix Technologies”; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination).

Item 2. Financial Information

Summary Financial Data

                                        1997            1998           1999           2000           2001
                                        -----------------------------------------------------------------
Income Statement Data:
Pager service revenues ..........       N/A               --             --          218,000        175,000
Rental income ...................       N/A               --             --           29,000         25,000
Consulting Income ...............                      409,000        867,000
Service income ..................                       18,000        601,000        383,000           --
Other ...........................                         --          107,000         28,000         18,000
                                    -----------    -----------    -----------    -----------    -----------
     Total revenue ..............                      427,000      1,575,000        658,000        218,000
                                    -----------    -----------    -----------    -----------    -----------

Cost of service income ..........                        2,000        415,000        415,000           --
Cost of consulting income .......                      838,000      1,540,000           --             --
Cost of pager service ...........        --               --             --           44,000         38,000
Other costs of sales ............        --               --             --           16,000         14,000

     Total costs of sales........                      840,000      1,955,000        475,000         52,000
                                    -----------    -----------    -----------    -----------    -----------

Research & development ..........                     --        5,462,000      3,696,000         79,000
Selling, General and
   administrative expense .......                      856,000     14,594,000      4,731,000      4,204,000
Impairment of Software ..........                         --       13,194,000           --             --
                                    -----------    -----------    -----------    -----------    -----------
     Total Operating expenses ...                    1,696,000     35,205,000      8,902,000      4,335,000
                                    ===========    ===========    ===========    ===========    ===========
Interest expense (income) .......                      145,000        537,000        973,000      3,888,000
Other expense (income) ..........                      (80,000)      (152,000)       506,000       (604,000)
                                    -----------    -----------    -----------    -----------    -----------
     Total Other expenses .......                       65,000        385,000      1,479,000      3,284,000
                                    ===========    ===========    ===========    ===========    ===========
          Net income (loss) .....                   (1,269,000)   (33,630,000)    (9,723,000)    (7,401,000)
                                    ===========    ===========    ===========    ===========    ===========
          Loss per share ........                        (0.22)         (3.95)   $     (0.67)   $     (0.43)

Balance Sheet Data:
Current assets ..................        N/A            N/A           680,000        409,000        265,000
Property, plant and equipment ...                                   2,317,000        230,000        458,000
Construction in progress ........                                        --        1,437,000      1,117,000
Debt issuance costs .............                                        --        1,067,000           --
Goodwill & other intangibles ....                                   8,545,000      6,778,000      5,014,000
                                    -----------    -----------    -----------    -----------    -----------
    Total assets ................                                  11,542,000      9,921,000      6,854,000
                                    ===========    ===========    ===========    ===========    ===========
Current liabilities .............                                   2,176,000      4,214,000      5,479,000
Due to related parties ..........                                   7,099,000      1,790,000      3,192,000
Long term liabilities
   (excluding related party debt)                                     966,000        841,000        829,000
Shareholders Equity .............                                  37,078,000     45,085,000     47,019,000
Retained earnings (deficit) .....                                 (35,777,000)   (42,009,000)   (49,665,000)
                                    -----------    -----------    -----------    -----------    -----------
   Total Liabilities and Equity..                                  11,542,000      9,921,000      6,854,000
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

               Currently, the Company is seeking additional financing. In December 2001, the Company signed an agreement with investment banker Berthel Fisher and Company Financial Services Inc., Cedar Rapids, Iowa to work on a best-efforts basis to raise equity or debt capital as needed at terms favorable to Telemetrix. It is estimated that no more than an additional $6 million will be required for manufacturing inventory, working capital and to re-pay current liabilities. The Company has immediate need for short and long term financing.

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

        Revenue totaled $218,000 during the Recent Period, compared to $658,000 during the Prior Period. During the Recent Period, we received $218,000 from equipment sales and rentals. The $440,000 decrease in revenues is due to the close of Telemetrix Solutions in September 2001. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3000 system.

        Operating expenses were $4.3 million during the Recent Period. These expenses are primarily due to design and pre-manufacturing costs for the T3000 technology, amortization of goodwill resulting from the acquisition of WTC, and the operations of the Service Bureau.

        Costs of Revenuewas approximately $52,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold and salaries and wages of employees related to the sales as well as agent fees and repair parts. The $423,000 decrease in the cost of revenue can be attributed to the closing of the Canadian operations (Telemetrix Solutions).

        Research & Development expenses were approximately $79,000 for the Recent Period. Research and Development expenses will continue consistent with the Commercialization and Development Plan. The $3,617,000 decrease in research and development is due to the majority of the development of the T-3000 was incurred in fiscal year 2000.

        Manufacturing expenses were not incurred during the Recent Period. We will incur manufacturing expenses for the T3000 in the second quarter of 2002.

        Selling, General & Administrative expenses were $4.2 million for the Recent Period. The primary component of the SG&A expense is depreciation and amortization; $1.8 million for the Recent Period. Amortization includes the amortization of goodwill from the acquisition of WTC and amortization of patents and FCC licenses. SG&A expenses also include marketing costs for the T3000 and salaries and administrative costs of Telemetrix Solutions and Technologies. The $527,000 decrease in selling, and general and administrative expenses can be attributed to the shut down of the Canadian operations. The Company also had $345,000 more in legal fees in the prior fiscal year.

        Interest expenses were $3.9 million for the Recent Period. This expense represents primarily the interest charges on related party loans during 2001 and debt issuance costs. Debt issuance costs were expensed in the Recent Period because all notes are current liabilities. Interest expense for the Prior Period was $973,000, also interest on loans from related parties and the costs of conversion of debt to equity. The $2.9 million increase in interest expense is due to the payoff of the related party debt in the current fiscal year.

        Other income consisted of two items. Approximately $320,000 of the income is related to a write-off of faulty software. The software received by the Company was not fit or useful for the purposes intended. The Company contacted the vendor but no action or communication has taken place. The Company has taken this balance out of accounts payable and recognized the amount as other income. The second portion of the other income balance is made up of approximately $200,000 of accounts payable that are carried by Telemetrix Inc. representing debt of TRG Ltd. Creditors who represent these payables have not contracted Telemetrix for over two years and in substantially all of the cases, TRG disputed the amount of the alleged debt. Because of inaction of these creditors Telemetrix has recognized these balances. Loss of disposition of assets did not occur during the current fiscal year. The balance in the prior fiscal year relates to a receivable the client had on their books for 1,000,000 shares of common stock in Superwire.com in the exchange of the assets and liabilities sold from its Canadian subsidiary. The investment had been permanently impaired and recognized as a loss.

        Net loss. We reported a net loss of $7.4 million for the Recent Period. The principal components of this net loss were amortization and depreciation expenses, interest expenses, and SG&A expenses, as well as operating costs. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

LIQUIDITY AND CAPITAL RESOURCES . Telemetrix has been financed through various means. During 2001, the principal stockholders have financed the Company’s activities through loans and equity contributions. In the Recent Period, Telemetrix used $1.1million in cash for operations. During the Recent Period the Company generated cash flow from financing activities of $1.2 million mostly through additional financing obtained from related parties. The Company must obtain additional financing in order to fund operations and would require even more financing if the Company fails to operate within the planned operational budget or fail to obtain revenue from operations. In December 2001, the Company signed an agreement with investment banker Berthel Fisher and Company Financial Services Inc., Cedar Rapids, Iowa to work on a best-efforts basis to raise equity or debt capital as needed at terms favorable to Telemetrix. No assurance can be given that additional financing will be available or that such funds would be available on acceptable terms or in the amounts or time periods we require.

Income from operations contributes to cash flow starting late in 2002. See the table below for planned operational budget for fiscal year 2002.

                                                     2002 Totals

Sources Of Cash
    Total Sources                                   $5,088,434.95

Uses of Cash
  Total Cost of Goods Sold                          $2,183,031.11

  Operating Costs                                   $          --

  General & Administrative                            $485,687.00

  NOC & Customer Support                              $345,550.00

  Development                                         $359,596.00

  Marketing & Sales                                   $280,300.00

  Operating Expenses                                  $159,000.00

  Other Expenses                                      $107,244.00

  Equipment LOC Payoff                                $170,700.00
                                                     ------------
Total Uses                                          $4,091,108.11

Net Cash Impact

Beginning Cash                                        $237,000.00

Ending Cash                                         $1,234,326.85

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

Repay Current Liabilities

During our start up phase, we incurred several lines of credit and slightly above normal levels of accounts payable. The $1,000,000 will be used to partially pay down our lines of credit and to bring the accounts payable to a normal level. See tabular discussion below of all funding requirements for the next 2 years.

________________________________________________________________________________
    Contractual
    Obligations                          Payments Due by Period
________________________________________________________________________________
                                  Less than 1                           After 5
                        Total         Year      1-2 Years   3-5 Years    Years
________________________________________________________________________________
Long Term Debt-      2,966,000    2,966,000
Related Parties
________________________________________________________________________________
Capital lease
obligations
________________________________________________________________________________
Operating leases
________________________________________________________________________________
Unconditional
Purchase Obligations
________________________________________________________________________________
Other Long-Term      2,029,000    1,200,000      57,000     598,000      174,000
Obligations
________________________________________________________________________________
Total Conditional    4,995,000    4,166,000      57,000     598,000      174,000
Cash Obligations
________________________________________________________________________________

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

Name and Address of Beneficial Owner                                                    Shares             Percent(2)
------------------------------------                                                    ------             -------

Hartford Holdings Ltd. ("HHL").....................................................     4,012,004(2)          21.7%
       Box 143, Cayman Islands, British West Indies

Vintage Investments Ltd (The Marguerite Laura Becker Trust)(4) ....................     1,725,000              9.3%
       c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,
       Cayman Islands, BWI

William W. Becker (Chairman of the Board of Directors).............................       137,500(3)             *
       Box 143, Cayman Islands, British West Indies

Larry Becker (over 5% beneficial ownership)........................................       946,833              5.1%
       7102 La Vista Place, Suite 100, Longmont, CO  80503

Michael J. Tracy (Chief Executive Officer, Treasurer & Director)...................     4,885,504             26.4%
       1225 Sage, Gering, Nebraska 69341

Michael L. Glaser (Secretary & Director)...........................................     1,432,554              7.8%
       633 17th Street, Suite 2700, Denver, Colorado 80202

Joe Schon (Chief Operating Officer)................................................        19,000                 *
       1225 Sage, Gering Nebraska 69341

James Doyle (Chief Financial Officer)..............................................         3,000                 *
       1225 Sage, Gering, Nebraska 69341

Executive Officers and Directors as a Group (5 persons)............................    10,489,562             56.8%

___________________
*	Less than one percent of outstanding Shares.

[1]	Based on 18,476,186 issued and outstanding Shares on December 31, 2001. Beneficial ownership is calculated according to the SEC’s rules.

[2]	William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL. Mr. Becker controls both The Becker Group and HHL.

[3]	Includes all Shares held personally and by HHL.

[4]	Marquerite Laura Becker is the ex. Wife to William Becker.

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

James Doyle has served as Chief Financial Officer of Telemetrix Inc. since March 2000 and has extensive experience in corporate fiscal management. For three years prior to joining Telemetrix, he served as Vice President and CFO of the Regional West Medical Center in Scottsbluff, Nebraska. Prior to Joining Regional West, Mr. Doyle served as Controller for Provenant Health Partners and Hospital Controller for National Medical Enterprises, both in Denver, Colorado. He has also held executive positions with Rocky Mountain Health Care Corporation/Blue Cross and Blue Shield, serving as Director, Corporate Planning; Supervisor, Corporate Budget and Financial Planning and Senior Financial Analyst. Mr. Doyle received his Bachelor’s degree from the University of Northern Colorado in 1977 and his MBA from the University of Nebraska-Lincoln in 1983. He was licensed as a Certified Public Accountant in 1987. NOTE: Jay Doyle tendered resignation in September 2001 and it was accepted by the Board of Directors upon the condition that he stay until a suitable replacement was named. Mr. Doyle was present all during this report represents.

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

Summary Compensation Table

                                                Annual Compensation
                                 Fiscal  ------------------------------    Long-Term        All Other
Name & Principal Position         Year   Salary     Bonus       Other     Compensation    Compensation
-------------------------         ----   ------     -----       -----     ------------    ------------

Michael J. Tracy                 2001    $131,692(4)   None    $593,000(3)    None             None
   Chief Executive Officer       2000     $12,000      None       $0          None             None
                                 1999      $9,700      None      None         None             None

James (Jay) Doyle                2001     $90,000      None      None         None             None
   Chief Financial Officer       2000(1)  $75,000      --        --           --               --
                                 1999       --         --        --           --               --

Joe Schon                        2001     $72,000      None      None         None             None
   Chief Operating Officer       2000(2)  $40,000      --        --           --               --
                                 1999       --         --        --           --               --

__________
1 Mr. Doyle’s salary reflects a partial year of employment at an annual salary of $90,000 NOTE: Jay Doyle tendered resignation in September 2001 and it was accepted by the Board of Directors upon the condition that he stay until a suitable replacement was named. Mr. Doyle was present all during the period this report represents.
[2] Mr. Schon’s salary reflects a partial year of employment at an annual salary of $72,000.
[3] During 2001, the Board approved the grant of $665,000 as compensation in restricted stock for past services of which $593,000 was issued in restricted shares in 2001.
[4] Includes $71,692 payable in stock.

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

Executive Employment Contracts . The Company employs Mr. Doyle, as Chief Financial Officer pursuant to an employment contract. This employment contract has an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. The agreement provides for a $90,000 annual base salary. If the Company terminates the employment agreement without cause then Mr. Doyle shall receive a termination fee equal to 1 / 3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Doyle executes a standard release waiving all claims against the Company. Mr. Doyle is subject to a confidentiality covenant. NOTE : Jay Doyle tendered resignation in September 2001 and it was accepted by the Board of Directors upon the condition that he stay until a suitable replacement was named. Mr. Doyle was present all during the period this report represents.

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

Item 7. Certain Relationships and Related Transactions

        On June 30, 2000, the Becker Group of Companies converted notes payable totaling $1.03 million (just including principal) into 510,778 shares of common stock. The remaining $369,000 due to Becker Group of Companies represents accrued interest from the $1.03 that was not converted into stock. On September 30, 2000, Hartford Holdings converted notes payable totaling $6.47 million (including principal and accrued interest) into 1,177,240 shares of common stock. The Becker Group of Companies is owned by HHL, our largest shareholder. William Becker, Chairman of the Board, maintains control of both The Becker Group and HHL.

        The Company also borrowed $2,597,000 from two principal shareholders, Mr. Tracy (President, Treasurer and Director) and Mr. Glaser (Secretary and Director) at interest rates ranging from 9% to 11%. Funds were borrowed as needed throughout the year and notes created on specific loan dates. All notes are demand notes and listed as short term liabilities. All funds were used for the continuation of the development of the T3000 technology and for working capital. All funds were used for operating expenses incurred in the continuation of the development of the T-3000 technology.

        Mr. Tracy (President, Treasurer and Director) owns the building in Gering, Nebraska, where Telemetrix Technologies conducts its operations. Telemetrix Technologies pays rent of $2,500 per month, which is the current market rate.

        The Company also has some due from/due to balances on their balance sheet. The balances are all related party transactions. The amounts titled Tracy Broadcasting Company and Michael Tracy relate to the amounts due from Michael J. Tracy (Chief Executive Officer, Treasurer & Director). The remaining parties (Mondetta Telecommunications Inc., Web CCB Systems Inc., Software Factory Inc., and Becker Group of Companies) are related entities of William Becker (Chairman).

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

                                               High              Low
                                           ------------      -----------
                                           2000    2001      2000   2001
                                           ----    ----      ----   ----
    Quarter Ended
    -------------
    First Quarter .......................   6.88   2.44       6.13  0.66
    Second Quarter ......................   4.75   1.02       4.50  0.65
    Third Quarter .......................   3.63   0.90       3.13  0.39
    Fourth Quarter ......................   2.63   0.60       2.44  0.16

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
7/20/01  Common Stock  723,004(1) Michael J. Tracy     Sec. 4(2)     0.85       Compensation
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
[1] The Company issued Michael Tracy 723,004 shares of Company common stock in lieu of cash payments of outstanding amounts of salary due from the time period of April 9, 1999 through the date of issue.

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
                                                                   ============

See notes to consolidated financial statements

TELEMETRIX, INC.
Consolidated Statements
Of Operations and Comprehensive Loss

                                                          For the Years Ended
                                                              December 31,
                                                         2000            2001
                                                         ----            ----
Revenue
   Pager service income ........................   $    218,000    $    175,000
   Rental income ...............................         29,000          25,000

   Service bureau income .......................        383,000            --
   Other income ................................         28,000          18,000
                                                   ------------    ------------
     Total revenues ............................        658,000         218,000
                                                   ------------    ------------
Cost of sales
     Cost of service income ....................        415,000            --
     Cost of pager service income ..............         44,000          38,000
     Other costs of sales ......................         16,000          14,000

        Total cost of sales ....................        475,000          52,000

Expenses

   Research and development ....................      3,696,000          79,000
   Selling, general and administrative .........      4,731,000       4,204,000
                                                   ------------    ------------
     Total operating expenses ..................      8,902,000       4,335,000

   Net loss from operations ....................     (8,244,000)     (4,117,000)
                                                   ------------    ------------

Other
   Interest expense ............................        973,000       3,888,000
   Other (income) ..............................           --          (520,000)
   Loss on disposition of assets ...............        583,000            --
                                                   ------------    ------------
     Total other ...............................      1,556,000       3,368,000
                                                   ------------    ------------

Net loss before comprehensive loss .............     (9,800,000)     (7,485,000)

Other comprehensive (loss) income
   Foreign currency translation adjustments ....         77,000          84,000
                                                   ------------    ------------

Comprehensive loss .............................   $ (9,723,000)   $ (7,401,000)
                                                   ============    ============

Loss per common share - basic and diluted ......   $      (0.67)   $       (.43)
                                                   ============    ============

Weighted average common shares outstanding .....     14,538,617      17,226,181
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

Investments

The Company had a receivable for 1,000,000 shares of common stock in Superwire.com in the exchange of the assets and liabilities sold from its Canadian subsidiary. This investment has been fully allowed for, as in the opinion of management, fair value cannot be reasonably determined as the stock is thinly traded and was not received. The stock had an immaterial value at year-end. Therefore, the investment has been permanently impaired. Any unrealized gains and losses, other than permanent impairment, on this investment will be included in equity. The loss of $583,000 is equal to the value of the assets and liabilities sold from its Canadian subsidiary.

Property and Equipment

Property and equipment for the Company are stated at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

         Buildings and improvements         5 - 31.5 years
         Office equipment                   7 years
         Computer equipment and software    5 - 7 years
         Communication equipment            5 - 7 years
         Vehicles                           5 years
         T-3000 equipment still in CIP      5 years

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

The Company through a partnership investment and subsequent acquisition of the entire interest, held an FCC License for wireless communications The license came through the investment in a partnership with Wireless Telecommunications. There was a partnership dissolution and the ownership of the license went to Tracy Corp II. The license was valued at the historical basis of the partnership and amortized over a 10 year life. In order for this license to be profitable, a substantial sum of capital will be required before any return on investment is realized. Start up costs will be substantial before any revenue is received. Management has estimated the time frame for realization of revenue to be up to three years from the acquisition of the franchise license.

The Company has patents, which operate in conjunction with various types of digital communications systems and system technologies. The patents deal with systems and technologies that reduce the overall cost of consolidating and delivering data, including such things as electrical and gas meter information, security services, and vending replenishment information.

Revenue Recognition

Paging service revenue consists of the monthly fees charged to subscribers. Revenue is recognized as service is provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer.

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

Note payable to BGC Investments, LLC, a major stockholder, interest at 12%
per annum; principal and interest due June 2002, unsecured. At the option of BGC Investments, LLC the outstanding loan balance is convertible into common stock at a price equal to the average daily stock price for the 30
days preceding the conversion date.                                              369,000
                                                                              ----------
                                                                               2,966,000
         Less current portion                                                 (2,966,000)
                                                                              ----------
                                                                             $     --
                                                                              ==========
Long-term debt - related parties matures as follows:

         Year Ending December 31, 2002                                       $ 2,966,000
                                                                              ==========

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

During 2001 the Company issued $1,915,000 in notes payable to related parties. The notes were issued for cash received by the Company. In accordance with the terms of the notes, the Company was required to issue $1,915,000 in common stock with value of the common stock determined based upon the fair market value of the stock at the date of issuance. The total shares required to be issued under this agreement was 6,355,683 shares. The Company did not issue these shares because it did not have enough stock authorized in order to fulfill this commitment. At December 31, 2001 the Company has recorded a liability of $1,525,000. This liability is equal to 6,355,683 number of shares multiplied by the fair market value of the Company’s stock at the date of debt issuance. The Company expensed as financing costs an amount equal to the end of year liability.

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

The amounts titled Tracy Broadcasting Company and Michael Tracy relate to the amounts due from a related entity owned by Michael J. Tracy and an amount due personally from Michael J. Tracy (Chief Executive Officer, Treasurer & Director). The remaining parties (Mondetta Telecommunications Inc., Web CCB Systems Inc., Software Factory Inc., and Becker Group of Companies) are related entities of William Becker (Chairman).

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

                                                                                                              TELEMETRIX INC., a Delaware corporation

June 26, 2002                                                                                                  By: /s/   PAUL ZOLMAN
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

                              *                                                                              Director & Chief Executive Officer
                 Michael J. Tracy

                              *                                                                              Director
                 Michael L. Glaser

                                                                                                           *By:  /s/ PAUL ZOLMAN                                                                June 26, 2002
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