Form 10QSB/A
period 2002-03-31
TELEMETRIX INC
filed 2002-06-27
CIK 742814

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(As of March 31, 2002 this financial data has not been audited or reviewed by the corporation‘s independent accountants)

                                                                                March 31      December 31
                                                                                   2002          2001
                                       Assets                                   --------      -----------
Current assets:
   Cash......................................................................  $       77    $     13
   Accounts receivable, net of allowance for doubtful accounts ...............         29          26
   Note receivable — related party ...........................................        174         188
   Due from related companies ................................................          3          38
   Prepaid expenses ..........................................................          0           0
                                                                                 --------    --------
      Total current assets ...................................................        283         265

Construction in Progress .....................................................      1,117       1,117
Property & equipment .........................................................        519         458
Goodwill .....................................................................      4,529       4,529
Other Intangibles ............................................................        461         485
                                                                                 --------    --------
         Total assets........................................................  $    6,909    $  6,854
                                                                                 ========    ========
                        Liabilities and Shareholders' Deficit
Current liabilities
   Accounts payable ..........................................................      1,914       1,952
   Accrued expenses ..........................................................      3,182       2,327
   Due to related companies ..................................................        226         226
   Current portion — long term debt — related parties ........................      3,241       2,966
   Current portion of long term debt .........................................      1,200       1,200
                                                                                 --------    --------
     Total current liabilities ...............................................      9,763       8,671

Long term debt — related party ...............................................          0           0
Long term debt ...............................................................        829         829
                                                                                 --------    --------
     Total long-term liabilities .............................................        829         829
       Total liabilities .....................................................     10,592       9,500
                                                                                 --------    --------
Shareholders' deficit:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,476,186 and 18,476,186 shares issued and outstanding at March 31,
   2002 and December 31, 2001 respectively ...................................         19          19
Additional paid-in capital ...................................................     46,837      46,808
Stock warrants ...............................................................          0           0
Foreign currency translation .................................................        192         192
Accumulated deficit ..........................................................    (50,731)    (49,494)
Prepaid Consulting Services ..................................................          0        (171)
       Total shareholders' deficit ...........................................     (4,100)     (2,646)
                                                                                 --------    --------
            Total liabilities and shareholder's deficit ...................... $    6,909    $  6,854
                                                                                 ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(As of March 31, 2002 this financial data has not been audited or reviewed by the corporation‘s independent accountants)

                                                               Three Months Ended
                                                                     March 31,
                                                                 2002     2001
                                                                 ----     ----
Revenue:
   Equipment sales & rental...........................   $        47    $        57
   Service income ....................................             0              0
                                                         -----------    -----------
       Total revenue .................................            47             57
                                                         -----------    -----------
Expenses:
   Cost of revenue ...................................            67             12
   Research & development ............................            25             63
   Selling, general & administrative .................           324            763
                                                         -----------    -----------
       Total operating expenses ......................           416            838
                                                         -----------    -----------
 Net loss from operations ............................          (369)          (781)
                                                         -----------    -----------
Other Expense:
   Interest expense (income) .........................           671            456
   Other expense (income) ............................            (4)            (9)
                                                         -----------    -----------
       Total other expense (income) ..................           667            447
                                                         -----------    -----------
Net (loss)............................................   $    (1,036)   $    (1,228)
                                                         ===========    ===========

Weighted average shares outstanding
   during period .....................................    18,476,186     16,366,523

Loss per share........................................   $     (0.06)   $     (0.08)
                                                         ===========    ===========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(As of March 31, 2002 this financial data has not been audited or reviewed by the corporation‘s independent accountants)

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                            2002           2001
                                                                                            ----           ----
Cash flow from operating activities
   Net loss for the period..............................................................$    (1,036)   $(1,228)

Adjustments to reconcile net loss to cash used in operations
     Stock issued in-lieu of wages ......................................................         0          0
     Amortization & depreciation ........................................................        24        461
     Accretion of interest on debt issue costs ..........................................       631        379
     Accrued interest on notes payable ..................................................         0          5
     Changes in assets and liabilities
       In accounts receivable ...........................................................         3          6
       In other assets ..................................................................      (171)         2
       In accounts payable ..............................................................        38         79
       In accrued liabilities ...........................................................       855          4
                                                                                            -------    -------
         Total adjustments ..............................................................     1,380        936
              Net cash used in operating activities .....................................       344       (292)
                                                                                            -------    -------
Cash flow from investing activities
   Increase in capital assets ...........................................................      (105)         0
                                                                                            -------    -------
            Net cash from (used) in investing activities ................................      (105)         0
                                                                                            -------    -------
Cash flow from financing activities
   Payments on line-of-credit ...........................................................         0          0
   Proceeds (payments) from long-term debt ..............................................         0          0
   Advances on notes receivable .........................................................         0         (5)
   Proceeds from issuance of share capital ..............................................         0          0
   Proceeds from related companies ......................................................      (436)         6
   Proceeds from notes payable – related party ..........................................       261        146
   Change in deferred rent liability ....................................................         0          0
                                                                                            -------    -------
            Net cash from financing activities ..........................................      (175)       147
                                                                                            -------    -------
Effect of foreign currency translation on cash ..........................................         0          0
                                                                                            -------    -------
Net increase (decrease) in cash & cash equivalents ......................................        64        145
                                                                                            -------    -------
Cash, beginning of period ...............................................................        13        145
                                                                                            -------    -------
Cash, end of period .....................................................................   $    77    $     0
                                                                                            =======    =======
Non-Cash Disclosure: In the current period $ 550,000 in accrued expenses was recorded related to the issuance of deferred shares of stock.

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As of March 31, 2002 this financial data has not been audited or reviewed by the corporation‘s independent accountants)

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

        The primary focus of the Company in first quarter 2002 was the evaluation of the alpha-T3000 Modular System hardware design, and finalizing the firmware prior to release for beta-Product manufacture and field testing and evaluation by customers. The other major focus was the integration and modification of the Network Operation Center (“NOC”) Software with the new Modular Hardware in the Gering NOC.

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

        The results for three months ended March 31, 2002, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2001 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

In Management’s opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company’s financial position at March 31, 2002, and the results from operations for the three months ended March 31, 2002, and the cash flows for the three months ended March 31, 2002.

3. Goodwill as it relates to FASB 142

Telemetrix Inc. is in the process of evaluating the goodwill using the discounted cash flow method. We cannot estimate any impairment until our analysis is complete.

4. Acquired Intangible Assets

                           Acquired Intangible assets
                           --------------------------
                                 Gross                                     Weighted
                                 Carrying  Accumulated         Yearly      Average
INTANGIBLE ASSETS AS OF 3/31/02  Amount    Amortization     Amortization   Life Yrs
-------------------------------  --------  ------------     ------------   --------

Patents                           55,972     (16,026)            3,731      10.71
FCC Licenses                     923,856    (502,933)           92,286       4.55
                                 -------    --------           -------
     Total                       979,828    (518,960)           96,017       4.79

Aggregate Amortization Expense:
 For period ended 3/31/02                     24,000

5. Related Party Loans

        The Company obtained related party loans totaling $550,000 in the current period. The loanoffered stock at closing price on the day of funding for each dollar loaned resulting in the deferred issuance of 2,080,000 shares. The Company recorded accrued Common Stock and APIC costs as a contra-equity for the value of the stock issued.

6. Related Party Transactions

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

        The following is a detail of the amounts due from and to related parties.

      Due from related parties
      ------------------------

      Tracy Broadcasting Company                               $      3,000
      Software Factory Inc.                                    $    174,000
                                                               ------------
      Total due from related parties                           $    177,000

      Due to related parties
      ----------------------

      Becker Group of Companies (BGC) Investments              $     41,000
      Becker Group                                             $    185,000
                                                               ------------
      Total Due to Related Parties                             $    226,000

      Related party loans
      -------------------

      Michael Tracy                                            $  2,168,000
      Michael Glaser                                           $    664,000
      Becker Capital Management                                $    369,000
      Tracy Broadcasting Company                               $     40,000
                                                              -------------
      Total Due to Related Parties                             $  3,241,000

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

7 Commitments & Contingencies

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

        Operating Leases – Related Parties. The facility occupied by the Company in Gering, Nebraska is being leased at $2,500 per month from an officer of the Company. The lease requires WTC to pay for utilities and taxes and contains no provisions for renewal.

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
                                                             connectionks             dispatches for police
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
                                                                                      in doors
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
                                o  Vending                   management               re-routed if the
                                   Machines               o  Fleet / route            vending machine is
                                                             management               still full from
                                                                                      last delivery
________________________________________________________________________________________________________________
   Atmosphere                   o  Heating,               o  Air quality           o  A commercial
    Controls                       Ventilation, and          standards                refrigerator door in
                                   Air Conditioning       o  Temperature              a restaurant is left
                                o  Refrigeration,            controls for food        open after a food
                                   Temperature and           and other                delivery
                                   Humidity Controls         perishable items      o  An alarm is
                                                          o  Climate control          triggered, alerting
                                                             for greenhouses          people to close the
                                                             and agricultural         door to save the food
                                                             products                 from spoiling
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
________________________________________________________________________________________________________________
    Utilities                   o  Utility Meter          o  Reduced cost of       o  A Customer is
                                   Reading                   servicing meters         moving out of town
                                o  Oil and Gas            o  Customer account      o  Utility company
                                   Pipeline Facilities       management               can provide
                                                          o  Remote meter             up-to-minute
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

Telemetry Technology Landscape

Service Technologies         Description                     Advantages                      Weaknesses
__________________________________________________________________________________________________________________
Digital Cellular/PCS     Currently SMS                 IP capable, Cost of             Small but growing
(GSM, TDMA,              technology; packet data       network is shared,              footprint/Service
CDMA)                    technology will be            Migrateable GSM/                still in deployment/
                         overlaid on digital           TDMA transceiver                Focus on wireless
(TELEMETRIX              cellular/PCS networks         technology                      voice
TECHNOLOGIES)            in long term
__________________________________________________________________________________________________________________
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
                                                       major utilities                 message size
(CELLNET,                                              companies, Alliances
ITRON)                                                 with system
                                                       integrators
__________________________________________________________________________________________________________________
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
__________________________________________________________________________________________________________________
Cellular Digital Packet  Digital packet                Well-suited for short           Coverage
Data (CDPD) (AT&T    technology is an              burst transmissions, IP         dependent on
                         overlay on analog             capable                         cellular carriers
(AT&T Wireless,      cellular technology                                           agreements, Strong
GTE Wireless, Bell                                                                     urban weak rural
Atlantic Mobile,                                                                       coverage
Ameritech)
__________________________________________________________________________________________________________________
Mobile Satellite         Services using Ku band        Excellent coverage              Poor in-building
Services (MSS)           and low earth orbit                                           penetration,
                         satellite systems to                                          expensive, low data
                         provide wide area                                             rate, limited
(QUALCOMM,               blanket coverage                                              messsage size,
Orbcomm and other                                                                      networks still in
LEO Systems)                                                                           deployment
__________________________________________________________________________________________________________________
Cellular Control         Uses overhead control         Low latency, low cost,          Coverage
Channel Technologies     channels of analog            IP capable, cost                dependent on
(CCT)                    cellular network, and         network is shared               cellular carriers
(Cellemetry, Aeris       the SS7 network via                                           agreements, limited
Microburst)              IS-41                                                         message size
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
Pagemart                                               coverage
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

RESULTS OF OPERATIONS

Quarter and three months ended March 31, 2002 compared to quarter and three months ended March 31, 2001

        The following discussion contains comparisons between the quarter (“Recent Quarter”)and three months ended March 31, 2002 (“Recent Period”) and the quarter (Prior Quarter”) and three months (“Prior Period”) ended March 31, 2001. The financial statement for the prior period includes TSI and Telemetrix Technologies. TSI in the Prior Period included the operations of the Billing Service Bureau, which was sold in the third quarter 2000. The decrease in revenues and operating expenses from Recent Period and Prior Period can be attributed to the sale of this operation.

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

        Operating expenses were $416,000 during the Recent Period. These expenses are primarily due to the impairment of technological advances, the software development costs for the T3000 technology and other operating costs. Operating expenses were 838,000 for the Prior Period.

        Costs of Revenue was approximately $67,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold, commissions of sales employees, agent fees and repair parts for the WTC paging operations. Approximately $43,000 of that is depreciation.

        Research & Development expenses were $25,000 for the Recent Period. The primary component of the year to date expense is the software development costs for the T3000 system as well as some costs for pre-manufacturing development.

        Selling, General and Administrative expenses were $324,000 for the Recent Period. The primary component of the SG&A expense is salary costs for the T3000 and administrative costs of Telemetrix Solutions and Technologies.

        Interest expense was $671,000 for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3000 as well as operations. Interest expense for the Prior Period was $456,000, interest on loans from related parties.

        Net loss. We reported a net loss of $1.036 million for the Recent Period. The principal components of this net loss for the Recent Period were, interest expense of $671,000, research and development of $25,000 and normal operating expenses. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

        Accumulated Deficit. Accumulated deficit for the Recent Quarter was $50.73 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

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

Item 2. Changes in Securities and Use of Proceeds.

        (a) Not Applicable.

(b)	Not Applicable.

(c)	Issuance of Unregistered Securities - The following tables summarize all securities that we issued during the quarter ended March 31, 2002, in unregistered offerings:
                                                                            Deemed Per
Date     Title of Security    Amount   Class of Purchaser       Exemption   Share Price  Proceeds
----     -----------------    ------   ------------------       ---------   -----------  --------
1/30/02    Common Stock(1)     312,500  Becker Capital Mgmt      Rule 506       $0.1(2)     3
2/22/02    Common Stock(4)     625,000  Michael Glaser           Rule 506       $0.16(2)    3
3/29/02    Common Stoc(5)    1,142,857  Michael Tracy            Rule 506       $0.35(6)    3

__________________________
[1]	Issued as part consideration for a bridge loan of $50,000.
[2]	The closing price of the stock on the loan draw down date.
[3]	Issued as part consideration for a bridge loan, so no cash consideration was received specifically for this stock.
[4]	Issued as part consideration for a bridge loan of $100,000.
[5]	Issued as part consideration for a bridge loan of 400,000.
[6]	Closing price of the stock on date of issuance.
(d)	Not Applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not Applicable.

(b)	Not Applicable.

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