Form 10QSB
period 2002-06-30
TELEMETRIX INC
filed 2002-08-21
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2002

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

On June 30, 2002, Registrant had 18,476,186 issued and outstanding common shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No[X]

TELEMETRIX INC.
(Commission File No. 0-14724)

TABLE OF CONTENTS FOR FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

PART II - OTHER INFORMATION

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains statements that anticipate the future and therefore are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statement s other than statements of historical facts. Forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words indicate such statements. Investors should read statements with these terms carefully because they: (1) discuss the Company’s future expectations; (2) contain projections of the Company’s future results of operations or of its financial condition; or (3) contain other "forward-looking" information. Such statements are not historical facts; they merely explain our expectations about the future. We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

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

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(As of June 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                                                              June 30     December 31
                                                                                2002         2001
                                                                               ------     -----------
                                       ASSETS
Current assets:
   Cash ..................................................................   $      0    $     13
   Accounts receivable, net of allowance for doubtful accounts ...........         22          26
   Note receivable-- related party .......................................        189         188
   Due from related companies ............................................          1          38
   Prepaid expenses ......................................................          9           0
                                                                             --------    --------
      Total current assets ...............................................        221         265

Construction in Progress .................................................      1,115       1,117
Property & equipment .....................................................        468         458
Goodwill .................................................................      4,529       4,529
Other Intangibles ........................................................        437         485
                                                                             --------    --------
         Total assets....................................................$      6,770    $  6,854
                                                                             ========    ========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Accounts payable ......................................................      2,197       1,952
   Accrued expenses ......................................................      2,910       2,327
   Due to related companies ..............................................        237         226
   Current portion-- long term debt-- related parties ....................      3,452       2,966
   Current portion of long term debt .....................................      1,200       1,200
                                                                             --------    --------
     Total current liabilities ...........................................      9,996       8,671

Long term debt-- related party ...........................................          0           0
Long term debt ...........................................................        829         829
                                                                             --------    --------
     Total long-term liabilities .........................................        829         829
       Total liabilities .................................................     10,825       9,500
                                                                             --------    --------

Shareholders' deficit:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,476,186 and 18,476,186 shares issued and outstanding
   at March 31, 2002 and December 31, 2001 respectively ..................         19          19
Additional paid-in capital ...............................................     46,879      46,808
Stock warrants ...........................................................          0           0
Foreign currency translation .............................................        199         192
Accumulated deficit ......................................................    (51,152)    (49,494)
Prepaid Consulting Services ..............................................          0        (171)
       Total shareholders' deficit .......................................     (4,065)     (2,646)
                                                                             --------    --------
            Total liabilities and shareholder's deficit..................$      6,770    $  6,854
                                                                             ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(As of June 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                             Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                              2002         2001             2002          2001
                                              ----         ----             ----          ----
Revenue:
   Equipment sales & rental ........   $         44    $         56    $         91    $        113
   Service income ..................              0               0               0               0
                                       ------------    ------------    ------------    ------------
       Total revenue ...............             44              56              91             113
                                       ------------    ------------    ------------    ------------
Expenses:
   Cost of revenue .................             50               8             117              20
   Research & development ..........              9              39              34             102
   Selling, general & administrative            446             825             888           1,588
                                       ------------    ------------    ------------    ------------
       Total operating expenses ....            505             872           1,039           1,710
                                       ------------    ------------    ------------    ------------
 Net loss from operations ..........           (461)           (816)           (948)         (1,597)
                                       ------------    ------------    ------------    ------------
Other Expense:
   Interest expense (income) .......            105             421             773             877
   Other expense (income) ..........            (60)             (2)            (62)            (11)
                                       ------------    ------------    ------------    ------------
       Total other expense (income)              45             419             711             866
                                       ------------    ------------    ------------    ------------
Net (loss) .........................   $       (506)   $     (1,235)   $     (1,659)   $     (2,463)
                                       ============    ============    ============    ============

Weighted average shares outstanding
    during period ..................     18,486,176      16,356,523      18,486,176      16,356,523

Loss per share .....................   $      (0.03)   $      (0.08)   $      (0.09)   $      (0.15)
                                       ============    ============    ============    ============

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(As of June 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                                                             Six Months
                                                                            Ended June 30,
                                                                            --------------
                                                                           2002        2001
                                                                           ----        ----
Cash flow from operating activities
   Net loss for the period.......................................... $   (1658)   $(2,463)

Adjustments to reconcile net loss to cash used in operations
     Stock issued in-lieu of wages .................................         0          0
     Amortization & depreciation ...................................       115        910
     Accretion of interest on debt issue costs .....................       773        709
     Accrued interest on notes payable .............................         0          0
     Changes in assets and liabilities
       In accounts receivable ......................................        (4)         9
       In other assets .............................................      (180)        (1)
       In accounts payable .........................................       245        291
       In accrued liabilities ......................................        97         59
                                                                       -------    -------
         Total adjustments .........................................      1046      1,977
              Net cash used in operating activities ................      (612)      (486)
                                                                       -------    -------
Cash flow from investing activities
   Increase in capital assets ......................................        (8)      (115)
                                                                       -------    -------
            Net cash from (used) in investing activities ...........        (8)      (115)
                                                                       -------    -------
Cash flow from financing activities
   Payments on line-of-credit ......................................         0          0
   Proceeds (payments) from long-term debt .........................         0          0
   Advances on notes receivable ....................................         1         (5)
   Proceeds from issuance of share capital .........................        71          0
   Proceeds from related companies .................................       (37)         5
   Proceeds from notes payable - related party .....................       486        456
   Change in deferred rent liability ...............................         0          0
                                                                       -------    -------
            Net cash from financing activities .....................       521        456
                                                                       -------    -------
Effect of foreign currency translation on cash .....................        86          0
                                                                       -------    -------
Net increase (decrease) in cash & cash equivalents .................       (13)      (145)
                                                                       -------    -------
Cash, beginning of period ..........................................        13        145
                                                                       -------    -------
Cash, end of period................................................. $       0    $     0
                                                                       =======    =======

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As of June 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

1. Description of Business

        TELEMETRIX IS AN EARLY STAGE COMPANY WITH REVENUES LIMITED TO THOSE THAT ARE GENERATED THROUGH THE SALE OF MONTHLY PAGING SERVICE AND RENTAL OF TOWER SPACE ON OWNED TOWERS. TELEMETRIX HAS SIGNIFICANT ONGOING EXPENSES RELATED TO THE DEVELOPMENT OF THE FOLLOWING PRODUCTS AND SERVICES AND THE COMPANY HAS SUBSTANTIAL DEBT AS REFLECTED ON THE ACCOMPANYING FINANCIAL INFORMATION. TELEMETRIX TECHNOLOGIES HAS CUSTOMERS FOR THE PAGING SERVICES PROVIDED, BUT AT THIS TIME DOES NOT HAVE ANY CUSTOMERS FOR THE T3100 TELEMETRY DATA SYSTEM.

        Telemetrix Inc. through its subsidiary, Telemetrix Technologies has developed and patented a universal solution for wireless telemetry. This system will be sold as a complete end-to-end solution for telemetry data customers. The system will be sold direct to end users through Telemetrix Technologies and Value Added Resellers (VAR's). Telemetry is the transmission of data that represents status information on a remote process, function or device. Telemetry enables businesses to monitor activity, detect situations requiring intervention and promptly respond to such situations. Examples of businesses currently using telemetry include electric utilities, alarm companies and vending machine operations and as the technology advances, the potential applications multiply. Telemetry has been significantly advanced by Telemetrix development of the T3100 e-Telemetry Data SystemTM that collects and transfers telemetry data using the Short Message Service of digital communications systems worldwide and delivers that data to the user (customer) via the Internet. The T3100 wireless telemetry system includes hardware (e.g., the CommCenter and Optical Reader), network monitoring services software, and other support services. Telemetrix provides each of the T3100 components.

Telemetrix owns and operates a wireless GSM Personal Communications System (PCS) telecommunications network and a paging network. The total coverage of the paging and PCS coverage areas encompass portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Our operations consequently consist of operating the paging system and doing T3100 research & development, product design, manufacturing, development of telecommunications services and carrier support services.

Telemetrix Technologies

        Telemetrix Technologies developed the T3100 e-Telemetry Data SystemTM wireless telemetry hardware and software. The T3100 system can be used in an unlimited number of ways, i.e., automatic utility meter reading, home security, home health alarms, monitoring vending machines and numerous other specialty applications.

The Telemetrix Model T3101 CommCenter is a proprietary hardware and software communications gateway. Using this Telemetrix hardware and software, PCS operators in any size market can offer additional services and increase their revenue. The T3100 system and components have been developed and tested on the Telemetrix GSM PCS network.

The Telemetrix Model T3170 and T3171 Optical Meter Readers allow utility companies to retain legacy-metering equipment in their Automatic Meter Reading and telemetry systems. The Optical Meter Reader simply attaches to the outside of an existing electro-mechanical utility meter, eliminating the need for an electric utility to replace existing meters, and significantly lowers the installation cost of a telemetry system.

Our wireless network also serves as a showcase for new products and services, where potential carrier customers can watch the T3100 system and CommCenter in operation.

T3100 E-TELEMETRY DATA SYSTEM TM

        Telemetrix began testing Beta-design T3101 CommCenter, T3136 Interface Boards and T3176 Interfaces to the CENTRON electric meters that were deployed to a major Iowa utility in April 2002. A similar configuration was deployed at Bonneville Power Demonstration project in Portland, Oregon.

After the successful deployment of Beta-products, demonstration projects as the first stage of commercial order approvals are planned in third-quarter 2002, for several cities for water and electric meters, and a number of other applications.

        e-Telemetry Data System TM and e-Telemetry Data TM are Registered Trademarks of Telemetrix Inc.

        The primary focus of the Company in the second quarter 2002 was the deployment of the Beta-T3100 Modular System hardware design at a major Iowa electric utility. This deployment confirmed the design, the functionality of the hardware and firmware and the Network Operation Center (“NOC”) Software with the new Modular Hardware in the Gering NOC. Other demonstration projects and Test & Evaluation orders were confirmed, and a second demonstration project deployed in Portland, Oregon.

        T&E agreements have been negotiated, including two western Nebraska cities for water and electric meter reading. Both of these agreements are the first step for Automatic Meter Reading deployment projects. An order from a Florida water well monitoring engineering company has been placed and is to be deployed in August. Many other projects and orders are being negotiated as well.

The Telemetrix e-Telemetry Data System TM will support services to telemetry users and carriers, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

        The T3100 system:

•	Acquires data from remote devices.
•	Controls, polls and activates remote devices.
•	Manages the entire wireless telemetry system.
•	Offers real-time access to telemetry data.
•	Provides Wireless Local Loop type telephony services.

        With the availability of commercial Product in third quarter, the Company will move to the full marketing and commercialization phase in second quarter of 2002. Numerous meetings are set, field trials are scheduled and convention exhibits are booked.

The Company implemented Products for the electric utility market with development licenses from Schlumberger Sema for their CENTRON and SENTINEL Electric meters. Similar programs are underway with gas meter and water meter companies for remote Automatic Meter Reading.

SHORT MESSAGE SERVICE. The T3100 uses the Short Message Service capability of existing PCS networks. This wireless transmission technology eliminates any need for a wireline telephone connection, offers widespread coverage and permits easy mobility. SHORT MESSAGE SERVICE is available from licensed PCS operators; therefore, T3100 System users need not obtain Federal Communications Commission licenses. The Company's technology patents prevent competitors from using the Company's proprietary technology for collecting and transmitting telemetry data using the standard Short Message Service. The technology patents give the T3100 system a competitive advantage.

        PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: GSM, CDMA and TDMA. Each of these signaling standards, which are incompatible with each other, has been adopted by at least two different PCS carriers in major U.S. markets. Each standard has distinct advantages and disadvantages. TDMA resembles the signaling standard used by many cellular carriers. CDMA should require fewer cell sites and offer greater capacity, call quality and hand-off advantages. However, GSM is the leading digital wireless technology worldwide, with systems in over 170 countries serving over 600 million subscribers. Further, major carriers like AT&T, Cingular and TelCel Mexico have recently announced plans to change over from TDMA to GSM technology. GSM uses an open system architecture that allows carriers to purchase network equipment from a wider variety of vendors and provides significant flexibility for the carrier in vendor cost leveraging and provisioning of features, products and services. The T3100 e-Telemetry Data System TM is currently available for use on GSM networks.

2. Basis of Presentation of Interim Information

        The consolidated unaudited financial statements for June 2002, and 2001 and audited financial statements for December 31, 2001 include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries, Telemetrix Solutions and Telemetrix Technologies.

        The results for three months ended June 30, 2002, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2001 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

In Management’s opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company’s financial position at June 30, 2002, and the results from operations for the three months ended June 30, 2002, and the cash flows for the six months ended June 30, 2002.

3. Goodwill as it relates to FASB 142

Telemetrix Inc. is in the process of evaluating the goodwill using the discounted cash flow method. We cannot estimate any impairment until our analysis is complete.

4. Acquired Intangible Assets

                           Acquired Intangible assets

INTANGIBLE ASSETS AS OF 3/31/02        Gross                                   Weighted
                                       Carrying   Accumulated      Yearly      Average
                                       Amount     Amortization   Amortization  Life Yrs
----------------------------------------------------------------------------------------
Patents                                55,972       (16,026)         3,731       10.71
----------------------------------------------------------------------------------------
FCC Licenses                          923,856      (502,933)        92,286        4.55
----------------------------------------------------------------------------------------

     Total                            979,828      (518,960)        96,017        4.79
----------------------------------------------------------------------------------------
Aggregate Amortization Expense:
----------------------------------------------------------------------------------------
 For period ended 3/31/02                            24,000
----------------------------------------------------------------------------------------

5. Related Party Loans

The Company did not borrow any money during the 2nd Quarter from related parties.

6. Related Party Transactions

        There were no principal increases or advances from related parties during the 2nd quarter.

        The following is a detail of the amounts due from and to related parties.

      Due from related parties
      ------------------------

      Tracy Broadcasting Company                       $    13,000
      Software Factory Inc.                            $   176,000
                                                        ----------
      Total due from related parties                   $   189,000

      Due to related parties
      ----------------------

      Becker Group of Companies (BGC) Investments      $    41,000
      Becker Group                                     $   196,000
      Total Due to Related Parties                     $   237,000

      Related party loans
      -------------------

      Michael Tracy                                    $ 2,165,000
      Michael Glaser                                   $   664,000
      Hartford Holdings                                $   164,000
      Becker Capital Management                        $   419,000
      Tracy Broadcasting Company                       $    40,000
                                                        ----------
      Total Due to Related Parties                     $ 3,452,000

        The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at June 30, 2002 was $196,000. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

        Current portion-long term debt-related parties increased due to additional notes payable from major shareholders. Principal and interest are due on demand. The proceeds of prior period related party notes were used to fund operations.

7. Commitments & Contingencies

        Operating Leases – Related Parties. The facility occupied by the Company in Gering, Nebraska is being leased at $2,500 per month from an officer of the Company. The lease requires Technologies to pay for utilities and taxes and contains no provisions for renewal.

        Legal Proceedings. The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company’s consolidated and combined financial statements.

        Employment Contracts. The Company is party to one employment contract, which require total annual salary payments of approximately $72,000. This contract expires in June 2003 with option to extend.

        Maintenance Agreements. The Company has maintenance agreements with hardware vendors for the operating equipment of the GSM Network Operation Center. These amount to $10000 per month.

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

OVERVIEW.

        The Company’s T3100 wireless telemetry system uses a patented method for automatically collecting and transmitting telemetry data over the Short Message Service control channel of digital communications networks (PCS systems). Telemetrix was granted patents covering this proprietary technology in January and November 2000. In April 2002, Telemetrix received another Granted Patent # 6,369,719.

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

In addition to the corporate formation during 1999, the Company focused on the research and development of the T3000 System, a first generation system. The Second Generation T3100 e-Telemetry Data SystemTM was deployed in Beta-deployments in the second quarter of 2002, and commercial orders have been placed for deployment in third quarter 2002. The software development required for the T3100 was completed in the first quarter of 2002. The redesigned Modular T3100 Hardware was finished and Beta-Product was delivered and successfully deployed at an electrical utility in Iowa. Test & Evaluation Agreements are being negotiated for additional Beta-field installations with other electrical utilities, and other industrial applications, scheduled for 3rd quarter 2002. During 2002, we will increase our marketing efforts to create the demand for our systems. No trade shows were attended in the 2nd Quarter, and the next scheduled trade shows are in September (AMRA-San Antonio) and October (Remote-Denver).

        The next evolution of the T3100 system will be the enhancement with European GSM and TDMA licensed frequencies. A GSM/GPRS GSM module capable of utilizing all 4 GSM frequencies (800/1800/900/1900) is being incorporated into the T3100 CommModule at this time. We expect this to shorten the development cycle for Products to satisfy export customer orders and opportunities. This will allow for a broader geographical distribution of our system.

        Currently, the Company is seeking additional financing. It is estimated that no more than an additional $6 million will be required for manufacturing inventory, working capital and to re-pay current liabilities. The Company has immediate need for short and long term financing.

        Telemetrix Inc. expects to continue as a going concern. The strategic plan is to partially exit the design phase of the business after trial and testing of products. Production will then commence from contracts generated and develop an income stream from operations. Previous to and including this reporting period, minimal revenue has been derived from operations and most of the funding has been through financing activities. In mid 2003, positive cash flow from operations is expected to materialize.

Other Developments

        On April 9, 2002, United States Patent #6,369,719 was issued to Telemetrix. The patent covers claims which relate to the use of the Telemetrix T3100 e-Telemetry Data SystemTM for remotely monitoring and transmitting data and other information received from utility and other devices over the GSM or TDMA technology digital network via a control channel. This is in addition to Patent #6,150,955 granted November 29, 2000 for monitoring certain digital packets associated with a digital communications system control channel, identifying of certain packets and replacing of certain non-information bearing packets with packets that contain useful data and information. Advantageously, this system and method does not impact the capacity of the digital communications network. These patents enhance Patent #6,014,089 granted January 11, 2000 for an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system transmission protocol.

        During 2nd Quarter 2002, the relationship established on December 1, 2000, between Telemetrix and Ericsson was reaffirmed. This entailed a Reseller Agreement with Ericsson Messaging Systems, Inc. a wholly owned subsidiary of L. M. Ericsson (“Ericsson”), whereby, Ericsson will resell the hardware components of Telemetrix patented T3100 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson, for resale, all of the hardware components of the T3000 e-Telemetry Data SystemTM including the T3500 and T3600 Optical Readers. On the same day, Telemetrix entered into a Software Original Equipment Manufacturer (“OEM”) Agreement with Ericsson, whereby Telemetrix will provide software to Ericsson on an OEM basis for Ericsson to sell under their brand name(s). The software will be used in association with the Telemetrix patented T3100 e-Telemetry Data SystemTM. The agreement calls for Telemetrix to provide Ericsson with Telemetrix e-Telemetry DataTM Software that Ericsson will deploy to customers and PCS operators throughout North America and the world, under Ericsson's brand and labeled with the phrase “Powered by Ericsson.”

        During 2nd Quarter 2002, commercialization efforts were enhanced by the following Demonstration Project or Test-And-Evaluation Agreements and commitments that will be deployed when commercial product is available in 3rd Quarter 2002:

Hawaii Electric Company - Electric Utility meter reading on Island of Oahu;
PSP Products - 40K generator set management and monitoring system;
Spectrum Engineering - Well Monitoring and Management Systems;
City of Gering - Water and Electric Meter reading and monitoring;
City of Scottsbluff - Water and Electric Meter reading and Monitoring;
SILCO - Lube Oil tank monitoring in quick-lube operations;
And many more are in negotiation and development.

Marketing & Sales

        The T3100 is in test and evaluation program at many Clients, and will move to the full marketing and commercialization phase in third quarter of 2002. Numerous meetings are set, field trials are scheduled and convention exhibits are booked. The first, second-generation Modular T3100 e-Telemetry Data System TM was installed in April 2002 at a major Iowa utility company. Many other demonstration projects were installed in the second quarter, and more are scheduled for third quarter 2002. Commercial Product contracts were let with our outside contract manufacturer for delivery in Third Quarter 2002.

        Through the relationship with Ericsson, and through direct discussions with the major GSM-PCS carriers (VoiceStream, AT&T Wireless, Cingular, Iowa Wireless, WestLink and others), Telemetrix will use wireless operators (carriers), with established relationships in their service market and coverage area, to capitalize on their market presence, and their wireless brand awareness, with focus on their corporate clients. Telemetrix e-Telemetry Data System will make the PCS operator (a) the most competitively priced telemetry data service in their operating region, (b) provide a complete and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks. The wireless operators are seen as the leaders in communication technology, therefore, their reputation, stature and standing will generate credibility for the delivery of new wireless telemetry data technology, which cannot be delivered by any other entity in a market, at a competitive price.

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

Employees

        The Company had 11 full-time employees on June 30, 2002. The Company employs certain employees pursuant to offer letters, which might lead to employment contracts. See "Management". While Nebraska is an Open Shop State, no Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

CORPORATE HISTORY

        Telemetrix was formed through a corporate combination ("Combination") between Arnox Corporation, Telemetrix Resource Group Inc. ("TRG—US") and Tracy Corporation II d/b/a Western Total Communications ("WTC"). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox's stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG—US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG—US's principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.("TRG—Canada"), which offered some Customer Care Services in Canada; TRG—US then acquired TRG—Canada in early 1999. In a "reverse takeover" during the second and third quarters of 1999, the stockholders of WTC and TRG—US ("Principal Stockholders") acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG—US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);

TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG—Canada, we use "TRG" and "Telemetrix Solutions" for activities before and after, respectively, the Combination); WTC became Telemetrix Technologies Inc. (“Telemetrix Technologies”; we use "WTC" and "Telemetrix Technologies" for activities before and after, respectively, the Combination).

OPERATIONS ANALYSIS

WIRELESS SERVICES

        Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $16,000 in monthly revenue. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000.

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

DEVELOPMENT AND COMMERCIALIZATION

        Our development and commercialization activities will principally focus on completing T3100 for commercial release in July 2002. We expect product development, applications development and commercialization will always constitute a significant operating expense because we must continually develop, enhance and upgrade our products and services. For example, we must extend T3100 to integrate other wireless technologies such as GPRS, TDMA and CDMA.

Capital Expenditures

The most significant capital expenditure will be deploying and equipping the T3100 Network Operation Center (“T-NOC”). The T-NOC is the central repository of telemetry information and acts as the gateway between the PCS service providers and the Telemetry Users of T3100 (e.g., utilities and alarm companies).

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

PRE-PRODUCTION

        Pre-production costs include certification by the Underwriters Laboratory and ANSI to prove that our T3100 device complies with electronic emissions, safety and system interoperability standards.

SALES & MARKETING

        Sales & Marketing expenses include salaries and commissions for sales staff, trade show expenses, consulting fees and advertising. Since our Company’s, products and services are innovative and relatively unknown, we must conduct considerable market development programs to create awareness of our products and services.

MANUFACTURING

        The largest manufacturing expense will be costs associated with component purchase guarantees to manufacturers. Initially, a minimum inventory of the Modular T3100 CommCenter and InterfaceBoards will be maintained. Large commercial production runs of Product will be against signed purchase orders from customers, and down-payments with orders to decrease the Companies working capital demand. Since T3100 includes some customized components and custom circuit boards, we must commit to large volume purchases to ensure timely delivery and to lower costs. Large production runs avoid multiple set-up charges and therefore are more economical, especially since third parties will manufacture the T3100 units for us.

GENERAL & ADMINISTRATIVE

        General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, general corporate and administrative expenses. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS

Quarter and six months ended June 30, 2002 compared to quarter and six months ended June 30, 2001

        The following discussion contains comparisons between the quarter (“Recent Quarter”) and six months ended June 30, 2002 (“Recent Period”) and the quarter (Prior Quarter”) and six months (“Prior Period”) ended June 30, 2001. The financial statement for the prior period includes Telemetrix Technologies.

        During the Recent Period, our prime focus has been the finalization of the hardware development and software development for the T3100 System, as well, making significant progress in marketing the T3100 to the marketplace.

        Revenue totaled $44,000 during the Recent Period, compared to $56,000 for the Prior Period. During the Recent Period, we received $44,000 from equipment sales and rentals. The decrease in revenues from the Prior Period is due to the switch consumers are making from pagers to cellular phones. We expect revenue to increase substantially over the next 12 to 18 months as we launch the T3100 System.

        Operating expenses were $505,000 during the Recent Period. These expenses are primarily due to the software development costs for the T3100 technology and other operating costs. Operating expenses were $872,000 for the Prior Period.

        Costs of Revenue was approximately $50,000 for the Recent Period. These expenses primarily consist of the costs of the equipment sold, commissions of sales employees, agent fees and repair parts for the WTC paging operations. Approximately $49,000 of that is depreciation.

        Selling, General and Administrative expenses were $446,000 for the Recent Period. The primary component of the SG&A expense is salary costs for the T3100 and administrative costs of Telemetrix Technologies.

        Interest expense was $773,000 for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3100 as well as operations. Interest expense for the Prior Period was $709,000 for interest on loans from related parties.

        Net loss. We reported a net loss of $1.658 million for the Recent Period. The principal components of this net loss for the Recent Period were, interest expense of $773,000, and SG&A expenses of $446,000. We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

        Accumulated Deficit. Accumulated deficit for the Recent Quarter was $51.152 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

        LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $612,000 in cash for operations, primarily for salaries, marketing expenses and other operating expenses. During the Recent Period we generated cash flow from financing activities of $521,000 that primarily came in the form of notes payable with related parties and stock issued for operating expenses.

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

Manufacturing Expense

        The anticipated demand for the T3100 will require the manufacturing of Product for inventory prior to sale. We estimate that an initial 2,000 units will be required at a cost of approximately $500,000.

Repay Current Liabilities

        During our start-up phase, we incurred several lines of credit and above normal levels of accounts payable. Approximately $270,000 will be used to partially pay down the accounts payable to a normal level.

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

Item 2. Changes in Securities and Use of Proceeds.

     (a)    Not Applicable.

     (b)    Not Applicable.

        (c) Issuance of Unregistered Securities - There weren't any unregistered securities issued during this period that have not been previously reported.

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

August 15, 2002                                                                                                 By: /s/   PAUL ZOLMAN
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