Form 10QSB
period 2002-09-30
TELEMETRIX INC
filed 2002-11-14
CIK 742814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2002

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

On September 30, 2002, Registrant had 18,476,186 issued and outstanding common shares.

Transitional Small Business Disclosure Format:     Yes [   ]  No[X]

TELEMETRIX INC.
(Commission File No. 0-14724)

TABLE OF CONTENTS FOR FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

PART II - OTHER INFORMATION

NOTE CONCERNING FORWARD-LOOKING INFORMATION. This Quarterly Report on SEC Form 10-Q contains statements that anticipate the future and therefore are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements include statements about the future of our industry, statements about our business plans and statements about our strategies; i.e., any statement s other than statements of historical facts. Forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue” or similar words indicate such statements. Investors should read statements with these terms carefully because they: (1) discuss the Company’s future expectations; (2) contain projections of the Company’s future results of operations or of its financial condition; or (3) contain other “forward-looking” information. Such statements are not historical facts; they merely explain our expectations about the future. We believe that it is important to communicate such future expectations to our investors. However, the accuracy of our expectations and forward-looking statements could be affected by:

•	our limited operating history and commercial experience;
•	market acceptance of T3000;
•	availability of additional capital;
•	protection of our intellectual property rights;
•	evolving technologies and markets;
•	competitive developments;
•	business performance of contracted content providers;
•	telecommunications regulatory environment; and
•	our ability to manage growth.

These factors might cause actual results to differ materially from the forward-looking statements as well as materially and adversely affecting our business, operating results and financial condition.

TELEMETRIX INC.
(Commission File No. 0-14724)

CONDENSED CONSOLIDATED BALANCE SHEETS
(As of September 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                                                   September 30   December 31
                                                                        2002         2001
                                                                   ----------     -----------
                                     ASSETS
Current assets:
   Cash ..........................................................   $     (2)   $     13
   Accounts receivable, net of allowance for doubtful accounts ...         22          26
   Note receivable-- related party ...............................        189         188
   Due from related companies ....................................          1          38
   Prepaid expenses ..............................................          9           0
                                                                     --------    --------
      Total current assets .......................................        219         265

Construction in Progress .........................................      1,115       1,117
Property & equipment .............................................        452         458
Goodwill .........................................................      4,529       4,529
Other Intangibles ................................................        413         485
                                                                     --------    --------

         Total assets ............................................   $  6,728    $  6,854
                                                                     ========    ========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Accounts payable ..............................................      2,073       1,952
   Accrued expenses ..............................................      3,114       2,327
   Due to related companies ......................................        237         226
   Current portion-- long term debt-- related parties ............      3,826       2,966
   Current portion of long term debt .............................      1,200       1,200
                                                                     --------    --------

     Total current liabilities ...................................     10,450       8,671

Long term debt--related party ....................................          0           0
Long term debt ...................................................        827         829
                                                                     --------    --------
     Total long-term liabilities .................................        827         829
Total liabilities ................................................     11,277       9,500
                                                                     --------    --------
Shareholders' deficit:
   Common stock, $0.001 par value; 25 million shares authorized;
   18,476,186 and 18,476,186 shares issued and outstanding
   at March 31, 2002 and December 31, 2001 respectively ..........         19          19
Additional paid-in capital .......................................     46,930      46,808
Stock warrants ...................................................          0           0
Foreign currency translation .....................................        199         192
Accumulated deficit ..............................................    (51,572)    (49,494)
Prepaid Consulting Services ......................................       (125)       (171)
       Total shareholders' deficit ...............................     (4,549)     (2,646)
                                                                     --------    --------

            Total liabilities and shareholder's deficit ..........   $  6,728    $  6,854
                                                                     ========    ========

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF OPERATIONS
(As of September 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                              2002           2001            2002           2001
                                              ----           ----            ----           ----
Revenue:
   Equipment sales & rental ........   $         38    $         56    $        131    $        169
    Data & Content income ..........              2               0               0               0
                                       ------------    ------------    ------------    ------------

       Total revenue ...............             40              56             131             169
                                       ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue .................             40               9             156              30
   Research & development ..........             24               0              58              77
   Selling, general & administrative            288           1,410           1,178           3,021
                                       ------------    ------------    ------------    ------------
       Total operating expenses ....            352           1,419           1,392           3,128
                                       ------------    ------------    ------------    ------------

 Net loss from operations ..........           (312)         (1,363)         (1,261)         (2,959)
                                       ------------    ------------    ------------    ------------

Other Expense:
   Interest expense (income) .......            102             642             881           1,519
   Other expense (income) ..........            (57)            (84)            (63)            (96)
                                       ------------    ------------    ------------    ------------
       Total other expense (income)              45             558             818           1,423
                                       ------------    ------------    ------------    ------------

Net (loss) .........................   $       (357)   $     (1,921)   $     (2,079)   $     (4,382)
                                       ============    ============    ============    ============

Weighted average shares
   outstanding during period .......     18,486,176      17,797,500      18,486,176      16,834,539

Loss per share .....................   $      (0.02)   $      (0.11)   $      (0.11)   $      (0.26)
                                       ============    ============    ============    ============

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(As of September 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

                                                                 Ended September 30,
                                                                 -------------------
                                                                   2002       2001
                                                                   ----       ----
Cash flow from operating activities
   Net loss for the period .................................   $(2,079)   $(4,382)

Adjustments to reconcile net loss to cash used in operations
     Stock issued in-lieu of wages .........................       216        594
     Amortization & depreciation ...........................       158      1,369
     Accretion of interest on debt issue costs .............       881      1,295
     Accrued interest on notes payable .....................         0          0
     Changes in assets and liabilities
       In accounts receivable ..............................        (4)        11
       In other assets .....................................       (72)        (1)
       In accounts payable .................................       110        125
       In accrued liabilities ..............................        13         83
                                                               -------    -------
         Total adjustments .................................     1,302      3,476
              Net cash used in operating activities ........      (777)      (906)
                                                               -------    -------

Cash flow from investing activities
   Increase in capital assets ..............................        48         29
                                                               -------    -------
            Net cash from (used) in investing activities ...        48         29
                                                               -------    -------

Cash flow from financing activities
   Payments on notes receivable - related party ............        22         (5)
   Proceeds (payments) from long-term debt .................         0         (6)
   Advances on notes receivable - related party ............        10          6
   Proceeds from issuance of share capital .................         0          0
   Proceeds from related companies .........................         0          0
   Proceeds from notes payable - related party .............       675        736
   Change in deferred rent liability .......................         0          0
                                                               -------    -------
            Net cash from financing activities .............       707        731
                                                               -------    -------
Effect of foreign currency translation on cash .............         7          1
                                                               -------    -------

Net increase (decrease) in cash & cash equivalents .........       (15)      (145)
                                                               -------    -------
Cash, beginning of period ..................................        13        145
                                                               -------    -------
Cash, end of period ........................................   $    (2)   $     0
                                                               =======    =======

Financial data was rounded to the nearest thousand dollars.
The accompanying notes are an integral part of these consolidated financial statements

TELEMETRIX INC.
(Commission File No. 0-14724)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As of September 30, 2002 this financial data has not been audited or reviewed by the corporation’s independent accountants)

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

        Telemetrix Inc. through its subsidiary, Telemetrix Technologies has developed and patented a universal solution for wireless telemetry. The system is sold as a complete end-to-end solution for telemetry data customers. The system is sold direct to end users by Telemetrix Technologies and through Value Added Resellers (VAR’s). Telemetry has been significantly advanced by Telemetrix development of the T3100 e-Telemetry Data SystemTM that collects and transfers telemetry data using the Short Message Service of digital communications systems worldwide and delivers that data to the user (customer) via the Internet. The T3100 wireless telemetry system includes hardware (e.g., the CommCenter and Optical Reader), network monitoring services software, and other support services. Telemetrix provides each of the T3100 components.

        Telemetrix also contracts with Content Providers and Short Messaging Aggregators for wholesale Short Message Service access to the domestic GSM network via Telemetrix PCS network. Telemetrix has negotiated and signed agreements and the first revenue was realized during this 3rd Quarter 2002.

        Telemetrix owns and operates a wireless GSM Personal Communications System (PCS) telecommunications network and a paging network. The total coverage of the paging and PCS coverage areas encompass portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Our operations consist of operating the paging system; providing network access and support to Content Providers and Short Messaging Aggregators; and doing T3100 development, product design, manufacturing, development of telecommunications services and carrier support services.

T3100 e-Telemetry Data SystemTM

        Telemetrix Technologies developed the T3100 e-Telemetry Data SystemTM wireless telemetry hardware and software, and has tested the Beta-design of the T3101 CommCenter equipped with T3136 Interface Boards communicating with the Telemetrix T3176 Interfaces to SCHLUMBERGER SEMA CENTRON electric meters. This test was completed at a major Iowa utility from April through July 2002. A similar configuration was successfully deployed at Bonneville Power Demonstration project in Portland, Oregon and remains operational.

        The Telemetrix Model T3101 CommCenter is a proprietary hardware and software communications gateway. The T3100 system and components have been developed and tested on the Telemetrix GSM PCS network.

        Our wireless network also serves as a showcase for new products and services, where potential carrier customers can watch the T3100 system and CommCenter in operation. Our company website www.tlxt.net is constantly updated and documentation on all of the T3100 hardware components can be downloaded for review from that site.

        The primary beta testing focus of the Company was the deployment of the Beta-T3100 Modular System hardware design at a major Iowa electric utility. This deployment affirmed the design, the functionality of the hardware, firmware and the Network Operation Center (“NOC”) Software. Other demonstration projects and Test & Evaluation orders have been received and a second demonstration project is deployed in Portland, Oregon.

        Additional T&E agreements have been negotiated, including two Nebraska cities for water and electric meter reading. An order from a Florida water well monitoring engineering company has been placed and many other projects and orders are being negotiated as well.

        The Telemetrix e-Telemetry Data SystemTM supports telemetry users, including telemetry network management, billing support, system design, consulting and service bureau capabilities.

        The T3100 system:

•	Acquires data from remote devices.
•	Controls, polls and activates remote devices.
•	Manages the entire wireless telemetry system.
•	Offers real-time access to telemetry data.

        e-Telemetry Data System TM
ande-Telemetry Data TM are Registered Trademarks of Telemetrix Inc.

        The Company implemented Products for the electric utility market with development licenses from Schlumberger Sema for their CENTRON and SENTINEL Electric meters. Similar programs are underway with gas meter and water meter companies for remote Automatic Meter Reading.

SHORT MESSAGE SERVICE. The T3100 uses the Short Message Service capability of existing PCS networks. SHORT MESSAGE SERVICE is available from licensed GSM PCS operators; therefore, T3100 System users need not obtain Federal Communications Commission licenses. The Company’s technology patents prevent competitors from using the Company’s proprietary technology for collecting and transmitting telemetry data using the standard Short Message Service. These technology patents give the T3100 system a competitive advantage.

        PCS Signaling Standards. PCS systems generally use one of three digital signal transmission technologies: GSM, CDMA and TDMA. Each of these signaling standards, which are incompatible with each other, has been adopted by at least two different PCS carriers in major U.S. markets. GSM is the leading digital wireless technology worldwide, with systems in over 170 countries serving over 600 million subscribers. Major carriers like AT&T, Cingular and TelCel Mexico announced their plans to change from TDMA to GSM technology. The T3100 e-Telemetry Data System TM is currently available for use on GSM networks.

2. Basis of Presentation of Interim Information

The consolidated unaudited financial statements for September 2002, and 2001 and audited financial statements for December 31, 2001 include the accounts of Telemetrix Inc. (the parent company) and its wholly owned subsidiaries, Telemetrix Solutions and Telemetrix Technologies. The results for three months ended September 30, 2002, do not necessarily indicate the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2001 Annual Report on SEC Form 10-KSB filed with the U.S. Securities & Exchange Commission.

        In Management’s opinion, the accompanying unaudited interim financial statements include all normal adjustments necessary to present fairly the Company’s financial position at September 30, 2002, and the results from operations for the three months ended September 30, 2002, and the cash flows for the nine months ended September 30, 2002.

4. Acquired Intangible Assets

                           Acquired Intangible assets

INTANGIBLE ASSETS AS OF 9/30/02        Gross                                   Weighted
                                       Carrying   Accumulated      Yearly      Average
                                       Amount     Amortization   Amortization  Life Yrs
----------------------------------------------------------------------------------------
Patents                                55,972       (17,892)         3,731       10.71
----------------------------------------------------------------------------------------
FCC Licenses                          923,856      (549,076)        92,286        4.55
----------------------------------------------------------------------------------------

     Total                            979,828      (566,968)        96,017        4.79
----------------------------------------------------------------------------------------
Aggregate Amortization Expense:
----------------------------------------------------------------------------------------
 For period ended 9/30/02                            24,000
----------------------------------------------------------------------------------------

        The following is a detail of the amounts due from and to related parties.

      Due from related parties
      ------------------------

      Tracy Broadcasting Company                       $    13,000
      Software Factory Inc.                            $   176,000
                                                        ----------
      Total due from related parties                   $   189,000

      Due to related parties
      ----------------------

      Becker Group of Companies (BGC) Investments      $    41,000
      Becker Group                                     $   196,000
                                                        ----------
      Total Due to Related Parties                     $   237,000

      Related party loans
      -------------------

      Michael Tracy                                    $ 2,180,000
      Michael Glaser                                   $   664,000
      Hartford Holdings                                $   164,000
      Becker Capital Management                        $   528,000
      Tracy Broadcasting Company                       $    40,000
                                                        ----------
      Total Due to Related Parties                     $ 3,576,000

        The Company has a note receivable from the Software Factory, which matured May 1999. The outstanding balance at September 30, 2002 was $196,000. The note accrued interest at 7.5% until maturity at which time the interest rate was adjusted to 15% and a penalty of 15% of the outstanding balance was incurred.

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

        Employment Contracts. The Company is party to employment contracts with two executives, which require total annual salary payments, associated benefits and termination provisions.

        Maintenance Agreements. The Company has maintenance and telephony service agreements with hardware and serviced vendors for the equipment and operation of the GSM Network Operation Center. These amount to $14,000 per month.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the un-audited Consolidated Financial Statements and related notes. The results presented in this report do not necessarily indicate the results to be expected in any future periods. This discussion contains forward-looking statements based on our current expectations, which involve risks and uncertainties. These risks and uncertainties mean that future events could dramatically differ from our forward-looking statements.

OVERVIEW.

        The Company’s T3100 wireless telemetry system automatically collects and transmits telemetry data using the Short Message Service of digital communications networks (PCS systems). Telemetrix was granted patents covering this proprietary technology in January and November 2000. In April 2002, Telemetrix received another Granted Patent # 6,369,719.

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

        The Company has focused on the research and development of the T3000 System, a first generation system. The Second Generation T3100 e-Telemetry Data SystemTM was deployed in Beta-deployments in the second and third quarter of 2002. The software development required for the T3100 was completed in the first quarter of 2002. The next scheduled trade show is in October (Remote-Denver).

        A GSM/GPRS GSM module capable of utilizing all 4 GSM frequencies (800/1800/900/1900) is being incorporated into the T3100 CommModule at this time. We expect this to shorten the development cycle for Products and satisfy export customer orders and opportunities. This will allow for a broader geographical distribution of our system.

        Currently, the Company is seeking additional financing. It is estimated that no more than an additional $4 million will be required for manufacturing inventory, working capital and to re-pay current liabilities. The Company has immediate need for short and long term financing.

        Telemetrix Inc. expects to continue as a going concern. The strategic plan is to access additional sources on income revenues through the Content Provider and message aggregators that contract with the company for network access for the delivery of Short Messages. During this period of time, sales and distribution of the T3000 product will occur through existing contracts and the acquisition of new customers. Previous to and including this reporting period, minimal revenue has been derived from operations and most of the funding has been through financing activities. In late-2003, the company expects to attain positive cash flow from operations.

Other Developments

        On April 9, 2002, United States Patent #6,369,719 was issued to Telemetrix. The patent covers claims which relate to the use of the Telemetrix T3100 e-Telemetry Data SystemTM for remotely monitoring and transmitting data and other information received from utility and other devices over the GSM or TDMA technology digital network via a control channel. This is in addition to Patent #6,150,955 granted November 29, 2000 for monitoring certain digital packets associated with a digital communications system control channel, and Patent #6,014,089 granted January 11, 2000 for an apparatus and method for transmitting data to and from a data collection device using Short Message Service.

        A new development in 3rd Quarter 2002, was the signing of a Network Access Agreement with a content aggregator. This Agreement provides ongoing service revenue as of August 2002, for wholesale Short Message Service connectivity to the GSM network. Telemetrix also negotiated and obtained special roaming agreements with T-Mobile USA, Inc. Similar roaming agreements and relationships are currently being negotiated with Cingular, AT&T Wireless and a number of small regional carriers. International roaming agreement discussions have been initiated with TelCel Mexico. Agreements with additional other Content Provider and Short Message Content Aggregators are being negotiated. This is an immediate source of revenue for the Company, utilizing the value of our GSM license.

Marketing & Sales

        The T3100 will move to the full marketing and commercialization phase in fourth quarter of 2002 and first quarter of 2003. Telemetrix is working with selected value added resellers to distribute the telemetry data products and sell the accompanying service. Telemetrix is also working with contracted Content Provider Short Message Aggregators to develop the messaging traffic on the Telemetrix PCS network.

        Telemetrix Inc. is positioned to quickly gain nationwide capability and to become a nationwide telemetry data service provider.

Regulation

        Wireless telecommunications services are subject to significant regulation and the Company could become subject to additional regulatory requirements as our services grow. Pursuant to the Communications Act of 1934, as amended (the “Communications Act”) including amendments by the Telecommunications Act of 1996, the FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Provision of PCS and other wireless services requires radio frequency licenses from the FCC. Transfers of control of certificated carriers and assignments of regulatory authorizations often require prior approval from the FCC and state regulatory agencies.

        The FCC recently announced a 2007 sunset for required analog/AMPS network support by the operating carriers. This will have a positive effect on the digital network telemetry market and will create many new opportunities for the Company. Established competitive telemetry technologies for remote data gathering, monitoring and management systems use analog/AMPS technology. Telemetrix patents prevent these companies from migrating to the digital signaling networks. Telemetrix has been in negotiations with one of these major market players to license Telemetrix technology to them, but no agreement of consequence has been reached at this time.

Employees

        The Company had 5 full-time employees on September 30, 2002. On July 30, 2002, the Company reduced the number of staff by a total of 7 employees and contractors to reduce operating costs until equity funding could be arranged.

OPERATIONS ANALYSIS

Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the WTC Network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $13,000 in monthly revenue. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for the research and development of the T3000.

Operating Expenses

        Current operating expenses consist of those costs related to network operation and administration for the support of the contracts associated with Content Aggregation and Short Message distribution. When we launch the sale and delivery of products and services; sales & marketing expenses will substantially increase, while research & development, pre-production and license costs will decrease as a percentage of revenues. After sales of products and services reach “regular” levels, the principal operating expenses will be research & development, sales & marketing, manufacturing, general & administrative.

DEVELOPMENT AND COMMERCIALIZATION

        T3000 hardware and software development and commercialization activities ceased in August 2002. We expect the reinstatement of product development, applications development and commercialization to constitute a significant future operating expense because we must continually develop, enhance and upgrade our products and services. These activities will be renewed, when operations resume with funding.

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

GENERAL & ADMINISTRATIVE

        General & administrative expenses primarily consist of salaries and related expenses of management, support personnel, occupancy fees, professional fees, general corporate and administrative expenses. These overheads have been significantly reduced by the temporary staff reduction described above. As the size and scope of our business grow, we may expand our corporate and administrative staff, especially accounting and contract management.

RESULTS OF OPERATIONS

Quarter and nine months ended September 30, 2002 compared to quarter and nine months ended September 30, 2001.

        The following discussion contains comparisons between the quarter (“Recent Quarter”) and nine months ended September 30, 2002 (“Recent Period”) and the quarter (Prior Quarter”) and nine months (“Prior Period”) ended September 30, 2001.

        Revenue totaled $40,000 during the Recent Period, compared to $56,000 for the Prior Period. During the Recent Period, we received $2,000 from content provider revenues and $38,000 in equipment sales and rentals. We expect revenue to increase substantially as we expand our wholesale Short Message Service network access customer base.

        Operating expenses were $352,000 during the Recent Period. These expenses are primarily due to the software development costs for the T3100 technology and other operating costs. Operating expenses were $1,419,000 for the Prior Period.

        Costs of Revenue was approximately $40,000 for the Recent Period. Approximately $16,000 was for depreciation. These expenses primarily consist of the costs of the equipment sold, commissions of sales employees, agent fees and repair parts for the WTC paging operations.

        Selling, General and Administrative expenses were $288,000 for the Recent Period.

        Interest expense was $881,000 for the Recent Period. This expense represents primarily the interest charges on the convertible debentures that occurred in 2000 as well as interest charged on loans from related parties. The proceeds from the convertible debentures and related party loans were used to fund the research and development of the T3100 as well as operations. Interest expense for the Prior Period was $1,519,000 for interest on loans from related parties.

        Net loss. We reported a net loss of $2.079 million for the Recent Period. The principal components of this net loss for the Recent Period were, interest expense of $881,000, and SG&A expenses of $288,000We did not reflect any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns.

        Accumulated Deficit. Accumulated deficit for the Recent Quarter was $51.572 million. The primary component of the accumulated deficit is the amortization and the subsequent write-off of the TRACCS software. The TRACCS software was used for the billing service bureau operation. The software value was written-off in late 1999. The total amount of amortization and write-off was $25 million.

        LIQUIDITY AND CAPITAL RESOURCES. During the Recent Period, we used $777,000 in cash for operations, primarily for salaries, marketing expenses and other operating expenses. During the Recent Period we generated cash flow from financing activities of $707,000 that primarily came in the form of notes payable with related parties and stock issued for operating expenses.

FUNDING REQUIREMENTS.

        In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next twelve months. We currently require funds to resume Company operations related to the development of the Telemetry Products, specifically,

Development and Commercialization

        Development and commercialization prior to commercial distribution includes documentation for training, customer user and installation manuals, licensing fees, compliance testing (i.e., FCC, ANSI, UL, and CE Mark), software interface development, and completion of manufacturing design. After commercial distribution begins, funds will be required for the integration of, a European GSM module and new technologies.

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

Manufacturing Expense

        The anticipated demand for the T3100 will require the manufacturing of Product. We estimate that an initial 2,000 units will be required.

Repay Current Liabilities

        During our start-up phase, we incurred several lines of credit and above normal levels of accounts payable; some funds will be used to partially pay down the accounts payable to a normal level.

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

                                                                                                                               TELEMETRIX INC., a Delaware corporation

November 14, 2002                                                                                                 By: /s/   PAUL ZOLMAN
                                                                                                                                        Paul Zolman
                                                                                                                                       Signing for Registrant

CERTIFICATIONS

I, Paul Zolman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telemetrix Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul Zolman
Paul Zolman
   Chief Financial Officer
   (Principal Financial Officer)

INDEX TO EXHIBITS FILED WITH THIS QUARTERLY REPORT

Exhibit                                                                                                                                                                                                         Exhibit Page

None