Form 10KSB
period 2002-12-31
TELEMETRIX INC
filed 2003-12-02
CIK 742814

Form 10KSB

TELEMETRIX INC - TLXT
Filed: December 2, 2003 (period: December 31, 2002)

Annual report filed by small businesses

Table of Contents

PART I
ITEM 1	DESCRIPTION OF BUSINESS
ITEM 2	DESCRIPTION OF PROPERTIES
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS;
ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ITEM 7	FINANCIAL DATA
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10	EXECUTIVE COMPENSATION
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14	CONTROLS AND PROCEDURES
SIGNATURES
PART IV
ITEM 15	REPORTS OF INDEPENDENT AUDITORS
ITEM 16	BALANCE SHEET
ITEM 17	STATEMENTS OF OPERATIONS
ITEM 18	STATEMENT OF STOCKHOLDERS’ (DEFICIT)
ITEM 19	STATEMENTS OF CASH FLOWS
ITEM 20	NOTES TO FINANCIAL STATEMENTS
ITEM 21	SIGNATURES
ITEM 22	CERTIFICATIONS
EX-99	(Exhibits not specifically designated by another number and by investment companies)

-ii-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ___________ to ____________

Commission File Number 0-14724

TELEMETRIX INC.
(Name of Small Business Issuer as specified in its charter)

Delaware (State or Other Jurisdiction of (Incorporation or Organization)	470830931 (IRS Employer Identification No,)

1225 Sage Street, Gering, Nebraska 69341
(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: (308) 436-4090

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for its most recent fiscal year: $199,554.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the closing price on December 31, 2002, was approximately $2,700,000.

As of December 31, 2002, the Registrant had outstanding 18,476,186 shares of Common Stock, par value $0.001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

TELEMETRIX IS AN EARLY STAGE COMPANY WITH REVENUES LIMITED TO THOSE THAT ARE GENERATED THROUGH THE SALE OF MONTHLY PAGING SERVICE, THE SALE OF INCREMENTAL NETWORK ACCESS AND RENTAL OF TOWER SPACE ON OWNED TOWERS. TELEMETRIX HAS SIGNIFICANT ONGOING EXPENSES RELATED TO THE DEVELOPMENT OF THE FOLLOWING PRODUCTS AND SERVICES AND THE COMPANY HAS SUBSTANTIAL DEBT AS REFLECTED ON THE ACCOMPANYING FINANCIAL INFORMATION. TELEMETRIX TECHNOLOGIES HAS CUSTOMERS FOR THE PAGING SERVICES PROVIDED AND FOR NETWORK ACCESS FOR MESSAGING SERVICES.

In this Report, “Telemetrix” refers to Telemetrix Inc., a Delaware corporation (formerly Arnox Corporation; we use “Arnox” and “Telemetrix” for activities before and after, respectively, the Combination in which Arnox acquired TRG and WTC), “Telemetrix Solutions” collectively refers to Telemetrix Solutions Ltd. (formerly Telemetrix Resource Group Inc.) and Telemetrix Resource Group Ltd. (we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination), “Telemetrix Technologies” refers to Tracy Corporation II dba Western Total Communications, renamed Telemetrix Technologies Inc.; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination), while the terms “Company” and “we” mean Telemetrix, Telemetrix Solutions and Telemetrix Technologies, collectively (see “Business — Corporate History”).

CORPORATE HISTORY

Telemetrix was formed through a corporate combination (“Combination”) between Arnox Corporation, Telemetrix Resource Group Inc. (“TRG — US”) and Tracy Corporation II d/b/a Western Total Communications (“WTC”). Arnox was originally formed in 1983 to develop, manufacture, market and license fire retardant products and technology, and Arnox’s stock was listed for trading on the NASDAQ system. However, a 1989 bankruptcy left Arnox as an inactive shell without material assets, liabilities or operations. WTC was formed in 1982 as a paging company operating in western Nebraska. TRG — US was formed in 1998 after its founders acquired the rights to an initial version of the TRACCS Software; TRG — US’s principal activity was licensing the TRACCS Software to Telemetrix Resource Group Ltd.(“TRG — Canada”), which offered some Customer Care Services in Canada; TRG — US then acquired TRG — Canada in early 1999. In a “reverse takeover” during the second and third quarters of 1999, the stockholders of WTC and TRG — US (“Principal Stockholders”) acquired 11,500,000 Shares (approximately 90%) from Arnox in exchange for all WTC and TRG — US stock; as a result, the Principal Stockholders acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

—	Arnox became Telemetrix Inc. (“Telemetrix”);
—

TRG-US became Telemetrix Solutions Ltd. (“Telemetrix Solutions”; for the collective activities of both TRG-US and TRG-Canada, we use “TRG” and “Telemetrix Solutions” for activities before and after, respectively, the Combination);

WTC became Telemetrix Technologies (“Telemetrix Technologies”; we use “WTC” and “Telemetrix Technologies” for activities before and after, respectively, the Combination). Telemetrix Inc. through its subsidiary, Telemetrix Technologies provides wholesale Nationwide GSM network access for short message service. Telemetrix activates SIM cards for Telemetry and Telematic applications, without monthly voice service fees. As a licensed GSM PCS operator, Telemetrix delivers nationwide GSM service through network roaming agreements.

TECHNOLOGY AND OUR BUSINESS

The Telemetrix Data Network is connected via redundant SS7 with major PCS carriers in the United States with complete network roaming privileges over GSM partner service provider networks. Telemetrix can issue SIM cards, provide roaming telephone numbers and send and receive messages to Telemetrix SIM Cards virtually anywhere in the United States, with some unique options for voice without monthly voice service costs. We deliver content to roaming partner subscribers throughout the United States.

The SMS service is simply a digital network facility that allows digital phone users to receive text messages on their digital phones. Each message may be a maximum of 160 characters long. In this document, we provide an introduction to basic SMS concepts, networks and specifications, and SMS tools and services.

Once a message is sent, it is received by a Short Message Service Center (SMSC), which must then direct it to the appropriate mobile device. To do this, the SMSC sends a SMS Request to the home location register (HLR) to find the roaming customer. Once the HLR receives the request, it will respond to the SMSC with the subscriber’s status: 1) inactive or active 2) where subscriber is roaming. If the response is ‘inactive’, then the SMSC will hold onto the message for a period of time. When the subscriber accesses his device, the HLR sends a SMS Notification to the SMSC, and the SMSC will attempt delivery.

The SMSC transfers the message in a Short Message Delivery Point-to-Point format to the serving system. The system pages the device, and if it responds, the message gets delivered. The SMSC receives verification that the message was received by the end user, then categorizes the message as ‘sent’ and will not attempt to send again.

Although services enabled by WAP (Wireless Application Protocol) and UMTS (Universal Mobile Telecommunications System) will most probably replace SMS messages as the most popular media for wireless applications, there will still be a very large user base for a long time. The great market interest related to WAP and so-called mCommerce (mobile commerce) has also made SMS interesting as a service delivery channel. Operators and service providers are creating many new services. Wireless Application Service Provision (WASP) is a recent, interesting service architecture for providing SMS based services

Telemetrix owns and operates a wireless GSM Personal Communications System (PCS) telecommunications network and a paging network. The total coverage of the paging and PCS coverage areas encompass portions of western Nebraska, southeastern Wyoming and northeastern Colorado. Our operations consequently consist of operating the paging system and development of telecommunications services and carrier support services.

TELEMETRIX TECHNOLOGIES

Telemetrix Technologies holds two PCS licenses and 26 paging and mobile telephone licenses serving 27 locations in the service area. The licensed PCS service areas encompass approximately 138,000 persons. We intend to expand these wireless services to include PCS Wireless Local Loop services (i.e ., local exchange services), wireless telemetry and mobile PCS.

Telemetrix immediate objective is to increase the amount of message traffic and network roaming traffic through the Telemetrix network infrastructure for delivery on the networks operated by the Telemetrix roaming partners. The next objective is to integrate GPRS into the Telemetrix data offering.

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

Patents are “intellectual property” conferred by federal legislation and authorized by the U.S. Constitution. Utility patents are available for new, useful and non-obvious processes, methods, machines, manufactured articles, compositions of matter or improvements of these items. U.S. patents are awarded on a first-to-invent basis, rather than a first-to-file basis. The first and original inventor must file patent applications no later than one year after any commercial exploitation of the invention. Patent application processing usually requires a minimum of 18 months from the filing date to issuance or abandonment, although some applications remain pending for more than a decade. Patent applications are usually kept strictly secret until the patent is allowed to issue. Patents allow the holders to exclude others from making, using, or selling the patented invention in the United States; the duration of utility patents is 17 years. The protection provided by a patent is determined by the scope of the invention identified in the claims. Patent holders may file suit in the federal district courts to enforce patents; as a defense to an infringement action, the purported infringer may attack the patent’s validity. Infringement of a valid patent can result in injunctive relief, a monetary award for up to three times the amount of damages, together with interest and costs, and in exceptional cases, attorney fees.

COMPETITION

The competition for the network access market that Telemetrix is achieving is very limited. Major carriers do not want to deal with smaller customers and some major carriers are referring customers to Telemetrix because the customer will get superior customer service from Telemetrix.

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

Satellite service requires the use of a low earth orbiting satellite network to receive the telemetry data and retransmit that data to another location for transport to the customer. The coverage is very good, the equipment coupled with the data costs per packet are expensive.

GOVERNMENTAL REGULATION

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

SERVICE AND PRODUCTS

Our wireless communications services currently consist of paging operations in Nebraska, Wyoming and Colorado over the Telemetrix Network and also network roaming and network messaging access over the PCS network. These operations (paging services plus equipment sales, rentals and repairs) now generate approximately $28,000 in monthly revenue. We will not expand the paging operations but instead will integrate them into the PCS operations. We acquired the PCS licenses in 1996, began network deployment in late 1997 and finished network deployment in April 1999. The network has primarily been used for service research and development.

MARKETING & SALES

Telemetrix will market to application developers, companies and other individuals through the sales efforts of marketing partners and a limited number of direct sales employees. Telemetrix will (a) provide the application developer and customers the most competitively priced telemetry data service in their operating region, (b) provide a completed and installed infrastructure which does not have to be maintained by the telemetry data users, and (c) provide financial incentives for the PCS operator to generate additional revenues through the use of SM telemetry data on their networks, generating enhanced revenues for operators through the use of SMS capability that is currently not financially productive.

Telemetrix Inc. is positioned to quickly gain nationwide capability and to become a nationwide telemetry data service provider.

EMPLOYEES

The Company had 6 full-time and contracted employees on December 31, 2002. No Company employees are members of labor unions. The Company also utilizes independent contractors and consultants.

ITEM 2. DESCRIPTION OF PROPERTIES

Telemetrix Technologies leases 5,168 square feet of office space in Gering, Nebraska from Mr. Tracy (our CEO, President, CFO, Treasurer and Director), pursuant to a lease which was renewed in October 2002. See “Certain Relationships and Affiliated Transactions”.

Telemetrix Technologies holds various Federal Communications Commission radio frequency licenses: two PCS licenses for Scottsbluff, Nebraska, and 26 paging and mobile telephone licenses serving 27 locations in western Nebraska, eastern Wyoming and northeastern Colorado.

Telemetrix Technologies owns 10 tower sites in Nebraska and Wyoming and leases space on two other tower sites.

Telemetrix believes that the office space included in both facilities is adequate for its anticipated needs for at least the next 15 months.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various negotiations and legal proceedings regarding claims on contracts in the normal course of its business. Management believes that the outcome of such negotiations and legal proceedings, as well as commitments, will not have a material adverse effect on the Company’s consolidated and combined financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

The Shares are quoted on the NASDAQ’s Over-The-Counter Bulletin Board (“OTC-BB”), but there currently is a very limited market for the resale of the Shares, which have lightly traded since 1999. Although we intend to apply for a NASDAQ listing in the future, Telemetrix currently does not qualify for listing. Since listing depends on our future financial condition, there is no assurance that we will ever qualify. Without a NASDAQ listing, trading in the Shares probably will remain light and the Shares will be illiquid.

The following table lists the closing prices in U.S. dollars on NASDAQ electronic bulletin board at the end of the respective quarter for the years ended December 31, 2001 and 2002. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2002	2001
	Quarter Ended
First Quarter	.35	2.44
Second Quarter	.29	1.02
Third Quarter	.15	0.90
Fourth Quarter	.15	0.60

The last reported trade of the Shares in 2002, was executed at a price of $0.15. On December 31, 2002, there were 18,476,186 Shares outstanding (3,315,541 held by non-affiliates) held by 257 record shareholders.

We have not paid dividends on the Shares and the Board intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes. Future loan agreements also could limit our ability to pay cash dividends. We therefore do not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

Our independent auditors have expressed doubt about our ability to continue as a going concern. In their report dated May 29, 2003, our independent auditors stated that our financial statements for the year ended December 31, 2002 were prepared assuming that we would continue as a going concern. The independent auditors noted that we have suffered significant losses from operations and have working capital and stockholder deficits.

RESULTS OF OPERATIONS

Results of operations for the year ended December 31, 2002, compared to year ended December 31, 2001

The following discussion contains comparisons between the year ended December 31, 2002 (“Recent Period”) and the year ended December 31, 2001 (“Prior Period”).

During the Recent period, our primary focus changed from design, manufacturing, testing and pre-production manufacturing of the T3000 hardware and associated technology to the business of providing nationwide GSM network access. In August of 2002, we determined the direction of the company must move away from manufacturing components and hardware for use on the network and move toward providing service to the growing number of devices which were being designed for network use. The major PCS networks do not readily accept these types of customers because of their developmental nature. We have a long and strong background in telemetry data and can readily provide the necessary access and support.

Revenue totaled $200,000 during the Recent Period, compared to $218,000 during the Prior Period. The $18,000 decrease in revenues is due to the decrease in available paging customers, since many paging customers are now using mobile telephone services and no longer have a need for paging.

Operating expenses were $3.4 million during the Recent Period. These expenses are primarily due to a charge for non-cash stock compensation which was for salary and compensation expense during the year. The overall Operating costs were significantly reduced in 2002.

Costs of Revenue was approximately $32,000 for the Recent Period, a slight decrease over the previous year which resulted from decreased revenues and a slightly different compensation and expense basis.

Research & Development expenses were approximately $120,000 for the Recent Period. The $41,000 increase in research and development is due to continued development of the T-3000. This development was stopped at mid-year and those salaries and expenses were curtailed.

Selling, General & Administrative expenses were $1,200,000 for the Recent Period as compared to $4,200,000 for the prior period. The decrease is due primarily to the salaries eliminated at mid-year when development of the T-3000 hardware and software was stopped. At that time, a salesman was also released and the salary of the COO was suspended. Non cash stock compensation was $2,000,000 during the recent period as compared to $2,553,000 in the prior perod.

Interest expenses were $556,000 for the Recent Period compared to $3,888,000 for the Prior Period. The decrease results primarily from the company’s recognition in 2001 of the interest charges on related party loans during 2001 and debt issuance costs. Debt issuance costs were expensed in the prior period because all notes are current liabilities. The Current Period expense represents primarily the interest charges on related party loans during 2002.

Impairment of assets. During the current period the Company recorded a charge to operations for the impairment of goodwill, patents and construction in progress amounting to a total of $5,700,000.

Net loss . We reported a net loss of $9.5 million for the Recent Period as compared to a net loss of $7.5 million for the prior period, primarily due to the impairment of certain assets including construction in progress and goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Telemetrix has been financed through various means. During 2002, the principal stockholders have financed the Company’s activities through loans and equity contributions In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year.

FUNDING REQUIREMENTS

In order to pay operating expenses and achieve self-sustaining operations, we expect to require substantial funding during the next year. We will need funds for working capital. Debt and equity financing will be required for working capital to fund the operations until the Company reaches positive cash flows. Working capital will be used for salaries and wages for employees, for marketing and other operating expenses such as rent, office supplies, postage and professional fees.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Telemetrix Inc. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Telemetrix Inc. expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward- looking statements. Any one or a combination of factors could materially affect Telemetrix Inc.‘s operations and financial condition. These factors include the availability of capital, competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to members, legal and regulatory initiatives affecting long distance service, and conditions in the capital markets. Forward-looking statements made by Telemetrix Inc. are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to Item 304 of Regulation S-B the registrants states:

(a) (1) On February 20, 2003, Michael Tracy, President of Telemetrix Inc. notified David Steiner, Principal of Ehrhardt, Keefe, Steiner & Hottman, PC (“EKS&H”) of Telemetrix’s intent to change auditors at the upcoming Telemetrix Board meeting to be held February 24, 2003. On February 24, 2003, David Steiner notified the SEC that the client auditor relationship between EKS&H and Telemetrix ceased effective February 21, 2003. At the Telemetrix board of directors meeting held February 24, 2003 the board approved a change in auditors from EKS&H to Stark Winter Schenkein & Co., LLP, (“SWS”) 7535 East Hampden Ave., Suite 109, Denver, CO 80231 and instructed Tracy to engage the firm of SWS as auditors for Telemetrix. SWS was engaged as auditors for Telemetrix effective February 27, 2003.

     (i) The Financial statements reported on by Erhardt, Keefe, Steiner,Hottman, P.C. were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years;

     (ii) The decision to change accountants was approved by the Registrant’s Board of Directors; and

     (iii) (A) There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and from the date of the last audited financial statements to March 3, 2003, the date of the change in accountants.

(B)	Not applicable;

(C)	Not applicable;

(D)	Not applicable; and

(E)	Not applicable.

     (2) On March 5, 2003, the Registrant engaged Stark Winter Schenkein & Co., LLP, as its independent accountants.

          (i) The Registrant did not consult with Stark Winter Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement; and

          (ii) Not applicable.

     (3) The Registrant has provided to Erhardt, Keefe, Steiner, Hottman, P.C. its former accountants, a copy of the disclosures contained in this Item 4 and the Registrant has requested a letter from Erhardt, Keefe, Steiner, Hottman, P.C. addressed to the Commission, confirming the statements made by the Registrant in this Item 4.

(b) Not applicable.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Name	Appointed	Age	Positions
William W. Becker	April	1999	73	Chairman of the Board of Directors
Michael Tracy	April	1999	57	President, Director ,CEO,
				Acting CFO
Michael L. Glaser	April	1999	63	Secretary & Director
Joe Schon	May	2000	60	Chief Operating Officer

The Directors were established on the date of acquisition of the corporation and the term of the directors continues until resignation by the director or replacement of the director by the board.

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

Michael J. Tracy serves as Director, Chief Executive Officer, acting Chief Financial Officer and President — Telemetrix Technologies since April 1999, Telemetrix Inc. since January 2000. For the 4 years prior to serving as CEO and President of Telemetrix, Inc. Tracy was President of Telemetrix Technologies. He participated in the development of the technology and patenting of the T3000 e-Telemetry Data System. In 1982, Mr. Tracy formed WTC (now called Telemetrix Technologies), which provides paging, PCS and mobile telephone services. He has over 20 years of broadcasting and communications experience and is President of Tracy Broadcasting Corporation, which he founded in 1976. Mr. Tracy has a Bachelor of Arts degree from The Hiram Scott College, has held various elected civic and local positions including city council and president of the chamber of commerce. He is a member of several professional, industry and representative boards. Mr. Tracy devotes full time to his duties in management with Telemetrix Inc.

Michael L. Glaser has been Secretary and Director of Telemetrix Inc. since April 1999 and has 36 years legal and regulatory experience in the telecommunications industry. Currently he is a attorney with Shughart Thomson & Kilroy, P.C. which he joined in January 2003. Prior to joining his current firm, Mr. Glaser was a director and shareholder at Lottner Rubin Fishman Brown & Saul, P.C., which he joined in January 1996. Mr. Glaser was a director and shareholder of the law firm Hopper and Kanouff, P.C. from July 1992 to January 1996, and a partner at the law firm Holme Roberts & Owen, Denver, Colorado from July 1990 through June 1992. From 1966 to 1983, Mr. Glaser practiced law emphasizing Telecommunications in Washington D.C. Mr. Glaser is co-Chairman of the Telecommunications Law Forum of the Colorado Bar Association, and is licensed to practice in Colorado, Maryland and the District of Columbia. He received both his undergraduate degree and law degree (with honors) from the George Washington University, Washington, D.C. . Mr. Glaser devotes time to Telemetrix on a part time and as needed basis.

Joe Schon has served as our Chief Operating Officer of Telemetrix Inc. since May 2000. For 8 years prior to joining Telemetrix, Mr. Schon served as President of Agromac Corporation, a manufacturing company specializing in the design and manufacture of agricultural equipment.. Mr. Schon has held management positions with the world’s major companies. He served as Vice President of the Alcoa Separations Technology Division of Alcoa, Inc.; Business Development Director for FMC; Director of Marketing-Corporate Technology for Allied-Signal, Inc., and also served as General Manager of the company’s AQUATECH Systems Division; Marketing and Market Development Manager for Boise Cascade Corp’s Composite Can Division and as Allied Chemical Corp.’s Asia Pacific Sales Manager and Western Hemisphere Sales Manager. Mr. Schon holds a B. S. Degree in mathematics and physics with a minor in chemistry from Fort Hays State University in Kansas and an MBA Degree from Pepperdine University in Los Angeles.

ITEM 10. EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to Michael J. Tracy, the Company’s CEO, and the three most highly compensated executive officers of the Company (the “Named Officers”) for the fiscal years ended December 31, 2000, 2001 and 2002. The Company has not granted options, warrants, stock appreciation rights or other long-term compensation.

Summary Compensation Table

		Annual Compensation
Name & Principal Position	Fiscal Year	Salary	Bonus	Other	Long-Term Compensation	All Other Compensation
Michael J. Tracy	2002	$300,000	None	None	None	None
Chief Executive Officer	2001	$131,692	None	$ 593,000	None	None
	2000	$ 12,000	None	None	None	None
Joe Schon	2002	$ 48,000	None	None	None	None
Chief Operating Officer	2001	$ 72,000	None	None	None	None
	2000(2)	--	--	--	--	--

Summary of Executive Options Table

Name	Number of Shares Underlying Options Granted	% of Total Options Vested During 2002	Exercise Price ($/Share)	Expiration Date
Joe Schon (2)	100,000	0	4.69	9/12/2003

(2)

Mr. Schon’s options are vested over a five year period on June 12 of that year, based on the following schedule: 2001          15,000 shares
2002          15,000 shares
2003          20,000 shares
2004          25,000 shares
2005          25,000 shares
The fourth and fifth incremental vesting is contingent upon the Company’s renewal of his employment contract.

EXECUTIVE EMPLOYMENT CONTRACTS

Michael Tracy is contracted for employment as Chief Executive Officer. The duration of the contract is four years with 2002, marking the completion of the 3rd year of the contract. Contracted compensation is $300,000 per year plus benefits. A bonus provision also allows the Board of Directors to award up to 50% of the base salary based upon Executive accomplishment of Company objectives. If employment is terminated without cause, the Company shall pay the Executive a termination fee equal to the current year salary plus benefits and the bonus as specified above upon a prorated basis of the previous year bonus. Mr. Tracy has covenanted not to compete and is subject to non-disclosure and confidentiality covenants.

The Company employed Mr. Schon, as Chief Operating Officer pursuant to an employment contract. This employment contract had an initial three-year term and two one-year renewal terms unless either party notifies the other of the non-renewal at least 60 days before the renewal term. Mr. Schon was notified of termination of the contract in August, 2002. If the Company terminates the employment agreement without cause then Mr. Schon shall receive a termination fee equal to 1 / 3 of his annual salary plus benefits plus a specified bonus. Payments shall only be made after Mr. Schon executes a standard release waiving all claims against the Company. Mr. Schon is subject to a confidentiality covenant.

DIRECTOR COMPENSATION

We currently do not provide cash compensation to Directors who are not also employees for attendance at Board or committee meetings, but reimburse expenses related to such attendance ( e.g. , airfare or telephone charges). The Company does provide options for common stock as consideration for the Directors, which a summary follows:

Summary of Director Options Table

Name	Number of Shares Underlying Options Granted	% of Total Options Vested During 2001	Exercise Price ($/Share)	Expiration Date
William Becker	50,000	100%	$ 4.75	4/30/2010
	100,000	100%	$ 0.68	4/30/2011
Michael J. Tracy	50,000	100%	$ 4.75	4/30/2010
	100,000	100%	$ 0.68	4/30/2011
Michael Glaser	50,000	100%	$ 4.75	4/30/2010
	100,000	100%	$ 0.68	4/30/2011

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

LITIGATION INVOLVING OFFICERS AND DIRECTORS

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Section 16(a) of the Exchange Act requires our directors, executive officers and significant shareholders (“Reporting Persons”) to report their Share ownership and transactions in Shares. The following table lists the Reporting Persons and the number of late reports filed by each Reporting Person during 1999-2002:

Reporting Person	Late Reports
Hartford Holdings Ltd. (10% Shareholder)	None
Vintage Investments Ltd. (10% Shareholder)	None
William W. Becker (Chairman)	None
Michael J. Tracy (Chief Executive Officer, Acting Chief Financial
Officer & Director)	None
Michael L. Glaser (Secretary & Director)	None
Joe Schon (Chief Operating Officer)	None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

The following table sets forth the number of Shares beneficially owned on December 31, 2001, by (i) each person beneficially owning more than five percent (5%) of Telemetrix outstanding Shares; (ii) each executive officer and director; and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares		Percent(1)
Hartford Holdings Ltd. (“HHL”)	3,962,004	(2)	21.3%
Box 143,Cayman Islands, British West Indies
Adara Investments, Ltd.	750,000	(3)	4.0%
c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,Cayman Islands, BWI
Wyse Investments, Ltd.	500,000	(4)	2.7%
c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,Cayman Islands, BWI
Ionian Investments Ltd	750,000	(5)	4.0%
c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,Cayman Islands, BWI
Vintage Investments Ltd (The Marguerite Laura Becker Trust (4))	1,725,000	(6)	9.3%
c/o The Harbour Trust Co. Ltd. One Capital Place, PO Box 1787,Cayman Islands, BWI
William W. Becker (Chairman of the Board of Directors	137,500	(7)	*
Box 143, Cayman Islands, British West Indies
Larry Becker (over 5% beneficial ownership)	946,833		5.1%
7102 La Vista Place, Suite 100, Longmont, CO 80503
Michael J. Tracy (Chief Executive Officer, Treasurer & Director)	4,885,504		26.4%
1225 Sage, Gering, Nebraska 69341
Michael L. Glaser (Secretary & Director)	1,432,554		7.8%
633 17th Street, Suite 2700, Denver, Colorado 80202
Joe Schon (Chief Operating Officer)	50,000		*
1225 Sage, Gering Nebraska 69341
Executive Officers and Directors as a Group (5 persons)	15,139,395		81.9%

_______________________

* Less than one percent of outstanding Shares

1.	Based on 18,476,186 issued and outstanding Shares on December 31, 2002. Beneficial ownership is calculated according to the SEC’s rules.
2.	William W. Becker is empowered to exercise sole voting and investment control over shares held by HHL.
3.	William W. Becker is empowered to exercise voting control over shares held by Adara
4.	William W. Becker is empowered to exercise voting control over shares held by Wyse.
5.	William W. Becker is empowered to exercise voting control over shares held by Ionian;
6.	Marguerite Laura Becker is the ex-wife to William Becker
7.	Shares held collectively by William W. Becker and Christine Becker, husband and wife.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORM 8-K FILINGS

On April 14, 2003, Telemetrix Inc. filed with the Securities and Exchange Commission a report on Form 8-K reporting under “Item 5. Other Events” that it changed accounting firms and also changed Chief Financial Officer.

ITEM 14. CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Michael Tracy. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telemetrix Inc. Date: December 2, 2003	By: /s/ Michael J. Tracy Michael J. Tracy Chief Executive Officer & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 2, 2003	By: /s/ William W. Becker William W. Becker Director

Date: December 2, 2003	By: /s/ Michael L. Glaser Michael L. Glaser Director

Date: December 2, 2003	By: /s/ Michael J. Tracy Michael J. Tracy Director

PART IV

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

C O N T E N T S

     Reports of Independent Auditors

     Financial Statements:

     Balance Sheet

     Statements of Operations

     Statement of Stockholders’ (Deficit)

     Statements of Cash Flows

     Notes to Financial Statements

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2002, and results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
May 29, 2003

Telemetrix, Inc.
Consolidated Balance Sheet
December 31, 2002

Assets
Current assets:
Accounts receivable	$ 38,103
Other current assets	12,174

50,277

Property and equipment, net	473,516

Other assets:
Licenses	350,708
Receivable from affiliates	12,751

363,459

$ 887,252

Liabilities and stockholders’ (deficit)
Current liabilities:
Bank overdraft	$ 244,162
Accounts payable	2,169,486
Accrued expenses	463,863
Convertible debentures	1,200,000
Notes payable - affiliates	3,515,351
Accounts payable and accrued expenses - affiliates	895,676
Current portion of long-term debt	238,073

Total current liabilities	8,726,611

Long-term debt	591,841

Stockholders’ (deficit):
Common stock, $.001 par value,
25,000,000 shares authorized,
18,476,186 shares issued and outstanding	18,477
Paid in capital	46,808,483
Subscribed common shares	3,783,425
Accumulated (deficit)	(58,949,714)
Deferred compensation	(283,625)

(8,622,954)
Other comprehensive income:
Currency translation adjustment	191,754

(8,431,200)

$ 887,252

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Years Ended December 31,

	2002	2001
Revenue:
Pager	$ 183,670	$ 175,000
Rental	--	25,000
Other	15,884	18,000

	199,554	218,000

Cost of revenue:
Pager	31,847	38,000
Other costs	--	14,000
Operating expenses:
Research and development	119,510	79,000
Non-cash stock compensation	2,026,425	--
Selling, general and administrative	1,239,228	4,204,000

	3,417,010	4,335,000

(Loss) from operations	(3,217,456)	(4,117,000)
Other (income) expense:
Other income	--	(520,000)
Impairment of assets	5,681,407	--
Interest	556,375	3,888,000

	6,237,782	3,368,000
Net (loss) before comprehensive income	(9,455,238)	(7,485,000)
Comprehensive income	(246)	84,000

Net (loss)	$(9,455,484)	$(7,401,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	18,476,186	17,226,181
Net (loss) per share	$ (0.51)	$ (0.43)

See the accompanying notes to the consolidated financial statements

17

Telemetrix, Inc.
Consolidated Statement of Stockholders’ (Deficit)
Years Ended December 31, 2002 and 2001

	Common Stock	Additional Paid in	Subscribed Common	Deferred		Currency Translation	Accumulated
	Shares	Amount	Capital	Shares	Compensation		Adjustment	(Deficit)	Total
Balance December 31, 2000	16,305,215	$16,306	$44,961,483	$ --	$ --		$ 108,000	$(42,009,476)	$ 3,076,313
Shares issued with note issuance	922,967	923	821,000	--	--		--	--	821,923
Shares issued for salary	723,004	723	592,000	--	--		--	--	592,723
Shares issued for services	525,000	525	367,000	--	--		--	--	367,525
Warrants issued for services	--	--	67,000	--	--		--	--	67,000
Subscribed common shares	--	--	--	1,757,000	--		--	--	1,757,000
Currency translation adjustment	--	--	--	--	--		84,000	--	84,000
Prepaid consulting services	--	--	--	--	(171,000)		--	--	(171,000)
Net (loss) for the year	--	--	--	--	--		--	(7,485,000)	(7,485,000)

Balance at December 31, 2001	18,476,186	18,477	46,808,483	1,757,000	(171,000)		192,000	(49,494,476)	(889,516)
Deferred compensation expensed	--	--	--	--	171,000		--	--	171,000
Subscribed common shares	--	--	--	2,026,425	(283,625)		--	--	1,742,800
Currency translation adjustment	--	--	--	--	--		(246)	--	(246)
Net (loss) for the year	--	--	--	--	--		--	(9,455,238)	(9,455,238)

Balance at December 31, 2002	18,476,186	$18,477	$46,808,483	$3,783,425	$(283,62	5	191,754	$(58,949,714)	$(8,431,200)

See the accompanying notes to the consolidated financial statements

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2002	2001
Cash flows from operating activities:
Net (loss)	$(9,455,238)	$(7,485,000)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	196,212	1,831,000
Impairment of goodwill and other assets	5,681,407	--
Amortization of deferred compensation	171,000	--
Accretion of interest on debt issue costs	--	1,067,000
Common stock subscriptions for services and other non-cash items
net of amount of deferred compensation	1,742,800	--
Common stock issued for services	--	1,850,000
Increase in accounts receivable	10,053	6,000
(Decrease) in other current assets	(12,060)	(166,000)
Increase in accounts payable	219,874	185,000
Increase (Decrease) in accrued expenses	(106,137)	1,600,000
Increase in accounts payable and accrued expenses - affiliates	844,925	--

Net cash (used in) operating activities	(707,164)	(1,112,000)

Cash flows from investing activities:
Purchase of property and equipment	(96,867)	(294,000)

Net cash (used in) investing activities	(96,867)	(294,000)

Cash flows from financing activities:
Increase in notes payable - affiliates	549,351	1,402,000
Bank overdraft	244,162	--
Payments on long-term debt and notes	(2,236)	(212,000)

Net cash provided by financing activities	791,277	1,190,000

Effect of foreign currency translation on cash	(246)	84,000
Net (decrease) in cash	(13,000)	(132,000)
Beginning - cash balance	13,000	145,000

Ending - cash balance	$ --	$ 13,000

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ 83,942	$ 66,000

Non cash investing and financing activities:
Issuance of common stock for prepayments	$ --	$ 171,000

Return of asset to vendor for forgiveness of debt	$ --	$ 320,000

See the accompanying notes to the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Arnox became Telemetrix, Inc.
TRG Ltd. Became Telemetrix Solutions, Inc.
WTC became Telemetrix Technologies

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

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous period’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes paging revenue, which consists of monthly fees charged to subscribers, when services are provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Investments

The Company had a receivable for 1,000,000 shares of common stock in Superwire.com in the exchange of the assets and liabilities sold from its Canadian subsidiary. This investment has been written off at December 31, 2001, as in the opinion of management, fair value cannot be reasonably determined as the stock is thinly traded and was not received. The stock had an immaterial value at year-end. Therefore, the investment has been permanently impaired. Any unrealized gains and losses, other than permanent impairment, on this investment will be included in equity. The loss of $583,000 is equal to the value of the assets and liabilities sold from its Canadian subsidiary.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

Buildings and improvements	5 - 31.5 years
Office equipment	7 years
Computer equipment and software	5 - 7 years
Communication equipment	5 - 7 years
Vehicles	5 years
T-3000 equipment	5 years

Licenses

Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was $92,286 during 2002 and 2001.

Licenses consists of the following at December 31, 2002:

Licenses	$922,856
Less: accumulated amortization	572,148

$350,708

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. During 2002 the Company recorded impairment losses as discussed in Note 4.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development

Research and development costs are expensed as incurred and were $119,510 and $79,000 during 2002 and 2001.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs included in selling, general and administrative expenses were $20,372 and $0 during 2002 and 2001.

Software Development Costs

Direct costs incurred in the development of software are capitalized once the preliminary project stage is complete, management has committed to funding the project and completion, and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of 3 years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Foreign Currency Translation

The functional currency of one of the Company’s subsidiaries is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from translation are included in stockholders’ (deficit).

The Company’s subsidiary located in Toronto, Canada had no revenues for the years ended December 31, 2002 and 2001 and significantly reduced operations and activities in Toronto, Canada as of March 31, 2002.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).” EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company’s adoption of the provisions of SFAS 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, “Business Combinations,” which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2002 and 2001, the Company incurred a net losses of $9,455,238 and $7,485,000 and has a working capital deficit of $8,676,334 and a stockholders’ deficit of $8,431,200 at December 31, 2002.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consisted of the following:

Land	$ 13,301
Buildings	16,803
Vehicles	32,147
Furniture and office equipment	53,733
Computer equipment and software	240,775
Equipment	1,067,107

1,423,866
Accumulated depreciation and amortization	(950,350)

$ 473,516

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $100,195 and $189,000.

NOTE 4. IMPAIRMENT LOSSES

During the year ended December 31, 2002 the Company determined that certain long-lived assets were impaired. The Company charged the amount by which fair value, determined by comparing the estimated future cash flows of such assets to their carrying value of $5,681,407, exceeded their carrying value. The following impairment losses were charged to operations during 2002.

Goodwill	$4,529,359
Patent	37,147
Construction in progress	1,114,901

$5,681,407

NOTE 5. NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to affiliates in the principal amount of $3,515,351 at December 31, 2002. These notes are either in default or due on demand and bear interest at rates ranging from 8% to 23.5%. The Company has accrued interest aggregating $478,580 at December 31, 2002. In addition to the stated interest rates the Company has agreed to issue an aggregate of 11,064,666 shares of common stock as additional consideration for the loans. These shares have been valued at $3,495,425, which represents the fair market value of the shares on the dates of the loans. During 2002 and 2001 $1,738,425 and $1,757,000 has been charged to operations related to these issuances and through December 31, 2002 $283,625 has been recorded as deferred compensation and represents the unearned portion of the shares. To date none of the shares have been issued (See Note 11).

NOTE 6. NOTES PAYABLE

Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company make a successful stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default, $1,200,000

Note payable – Federal Communications Commission (C Block) interest at 7% per annum. Interest payments only of $13,543 due on a quarterly basis through September 2002. Quarterly interest and principal payments of $55,875 beginning December 2002 until maturity at September 2006, secured by FCC license, $774,888.

Note payable – Federal Communications Commission (F Block) interest at 7% per annum. Interest payments only of $1,163 due on a quarterly basis through April 1999. Quarterly interest and principal payments of $2,975 beginning July 2001 until maturity at April 2007, secured by FCC license 55,026.

2,029,914
Less: current portion	1,438,073

$ 591,841

Maturity of long term debt is as follows:

2003	$1,438,073
2004	199,379
2005	211,078
2006	173,022
2007	8,362

$2,029,914

NOTE 7. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at
the federal statutory rate	34%
Effect of operating losses	(34)%

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $45,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $15,000,000 relating to the operating loss carryforward has been fully reserved at December 31, 2002.

NOTE 8. STOCKHOLDERS’ (DEFICIT)

Common Stock

In July 2001, the Company issued 723,004 shares of common stock to a major stockholder and officer of the Company in lieu of current and back salaries equal to $592,723.

In August and September 2001, the Company issued 525,000 shares of common stock to consulting companies for $367,525 in consulting services.

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

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2002.A summary of stock option and warrant activity is as follows:

		Weighted Number of shares	average exercise price
Balance at	December 31, 2000	1,231,250	$3.79

Granted	150,000
Exercised/Forfeited	--

Balance at	December 31, 2001	1,381,250	$3.79
Granted	--
Exercised/Forfeited	--

Balance at	December 31, 2002	1,381,250	$3.79

Exercisable at December 31, 2002	1,381,250

Weighted average remaining contractual life – 3.43 years
Weighted average fair value — $1.75

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office from an officer of the Company at a rate of $2,500 per month on a month to month basis.

Rent expense for the years ended December 31, 2002 and 2001 including the above lease was $51,455 and $50,635.

Employment Contracts

The Company has entered into an employment contract expiring on December 31, 2003 with its president. The agreement calls for annual salary payments of $300,000 plus bonuses based on certain performance objectives. During 2002 and 2001 this officer received $12,000 in cash payments and the balance was paid with a common stock subscription for 1,587,833 and 1,340,332 shares respectively valued at their fair market value of $288,000.

Litigation

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

The Company was involved in litigation with Plexus Corp., a vendor, related to good and services provided by Plexus. At December 31, 2002 and 2001 the Company had recorded a liability of $557,413 to Plexus, which is included in accounts payable. The Company disputed the amount and the fact that Plexus provided the goods and services required by the Company. During February 2003 the parties settled the dispute (see Note 11).

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

The Company has agreed to issue certain common shares to various related parties. As of December 31, 2002 the Company does not have sufficient authorized shares to affect these issuances (See Note 11).

NOTE 10. OTHER INCOME

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

NOTE 11. SUBSEQUENT EVENTS

During February 2003 the Company settled litigation with Plexus whereby the Company and Plexus mutually released each other from any and all claims against the other party. Pursuant to the terms of the settlement agreement the Company is not required to make any payment to Plexus. The amount of the recorded liability of $557,413, net of any assets returned, will be recognized as a gain from the settlement of a liability during 2003.

The Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $3,833,834. The conversion of debt to equity by those participating note holders will include the issuance of preferred and common shares of the Company. Section 4 (b) of the Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares. The Series D Preferred stock is convertible into common shares at a rate of 200 common shares for each preferred share. Series D Preferred Shares (“Series D Shares”) are senior to the Company’s common shares, in priority for receiving distributions and for payment upon liquidation of the Company. Series D Shares shall vote as a separate voting group on the following matters: (a) issuance of any Company capital stock senior to the Series D Shares in priority for receiving distributions, for payment of any liquidation preference and in redemption rights; (b) alteration of the Preferences of the Series D Shares, including amendments to the Articles or Bylaws; (c) liquidation, Recapitalization or similar corporate reorganization; (d) loans, borrowings, debt, guarantees or similar obligations (“Debt”) by Company except when Company’s aggregate Debt is below $3,000,000; (e) transaction or associated transactions: (f) involving a merger, consolidation or similar transaction; (g) issuing or transferring more than 50% of the Company’s voting stock; (h) selling all or substantially all Company assets; (i) when the resulting deemed value of the Common Shares would be less than $15.00 per Common Share.

The major shareholders and investors converted the debt to a number equivalent to the number of shares of common stock, which would have been issued on an exchange basis of $0.15 per share of common stock aggregating 25,558,893 common shares. That number of shares was added to the number of shares of common stock presently held by each participating debt holder and 85% of that number will then be converted into Series A Preferred Shares at a ratio of 200 common shares for 1 share of Series D Preferred.

Coterminous with the above event, Tracy Broadcasting Corporation invested $401,700 in cash in exchange for 10,042,500 shares of common stock of the company.

15(a)(1) List of Exhibits

(1)	Underwriting Agreement. No Exhibit Required.

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. No Exhibit Required.

(3)	Corporate Organization. No Exhibit Required.

(4)	Instruments defining the rights of security holders. No Exhibit Required.

(5)	Letter regarding Legality. No Exhibit Required.

(6)	No Exhibit Required.

(7)	No Exhibit Required.

(8)	Opinion regarding Tax Matters. No Exhibit Required.

(9)	Voting Trust Agreement. None.

(10)	Material Contracts.

(10.1)	Software OEM Agreement with Ericsson Messaging Systems Inc. +

(10.2)	Resellers Agreement with Ericsson Messaging Systems Inc. +

(10.3)	TRACCS Software Purchase Agreement ++

(10.4)	Employment Agreement for Michael Tracy ++

(10.5)	Employment Agreement for Joseph Schon ++

(11)	Statement regarding Computation of Per Share Earnings. None.

(12)	No Exhibit Required.

(13)	Annual Report to Security Holders. None.

(14)	No Exhibit Required.

(15)	Letter regarding Unaudited Interim Financial Information. Not Applicable.

(16)	Letter regarding Change in Certifying Accountant. No Exhibit Required.

(17)	Letter regarding Director Resignation. None.

(18)	Letter regarding Change in Accounting Principles. None.

(19)	Report furnished to Security Holders. No Exhibit Required.

(20)	Other Documents or Statements to Security Holders. No Exhibit Required.

(21)	No Exhibit Required.

(22)	Published Report regarding Matters Submitted to Vote of Security Holders. None.

(23)	Consents. No Exhibit Required.

(24)	Power of Attorney.

(24.1)	Power of Attorney for Officers and Directors of Company (Signature Page) +++

(25)	Statement of Eligibility of Trustee. No Exhibit Required.

(26)	Invitation for Competitive Bids. No Exhibit Required.

(27)	Financial Data Schedule. No Exhibit Required.

(28)	Information from Reports Furnished to State Insurance Regulatory Authorities. None.

(99)	Other Exhibits. None.

_____________________

+	Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed August 14, 2000.

++	Previously filed and incorporated by reference to Company’s Current Report on SEC Form 10-Q as filed November 14, 2000.

+++	Filed with Annual Report on SEC Form 10-K for the year ended December 31, 1999.

++++	Filed with this Annual Report on SEC Form 10-K for the year ended December 31, 2001.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

TELEMETRIX INC.
Date: December 2, 2003	By: /s/ Michael J. Tracy Michael J. Tracy CEO/CFO/Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael J. Tracy Michael J. Tracy	CEO/CFO/Director (principal executive & accounting officer)	December 2, 2003

/s/ Michael L. Glaser Michael L. Glaser	Secretary/Director	December 2, 2003

/s/ William W. Becker William W. Becker	Chairman/Director	December 2, 2003

30