Form 10QSB
period 2003-03-31
TELEMETRIX INC
filed 2004-03-16
CIK 742814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act for the
     Transition Period from ________ to ________.

                         Commission file number 000-14724

                               TELEMETRIX INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                        47-0830931
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                    1225 Sage Street, Gering, Nebraska 69341
                    (Address of Principal Executive offices)

                                 (308) 436-4090
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ ]    No [X]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes__   No__

Number of shares of common stock outstanding as of March 31, 2003: 18,476,186

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2003 (unaudited)..........1

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2003 and 2002 (unaudited)...............2

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002 (unaudited)...............3

         Notes to Consolidated Financial Statements..........................4-6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

Item 3.  Controls and Procedures.............................................12

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 Telemetrix Inc.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Assets

Current assets:
  Cash                                                    $        6,780
   Accounts receivable                                            54,682
   Other current assets                                           12,174
                                                          --------------
      Total current assets                                        73,636
                                                          --------------
Property and equipment, net                                       88,892
                                                          --------------
Other assets:
   Licenses                                                      327,637
   Receivable from affiliates                                     11,751
                                                          --------------
                                                                 339,388
                                                          --------------
                                                          $      501,916
                                                          ==============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                       $    1,594,741
   Accrued expenses                                              461,972
   Accounts payable and accrued expenses - affiliates            990,687
   Convertible debentures                                      1,200,000
   Notes payable - affiliates                                  3,900,734
   Notes payable                                                 816,392
                                                          --------------
     Total current liabilities                                 8,964,525
                                                          --------------
Stockholders' (deficit):
   Common stock, $.001 par value,
      25,000,000 shares authorized,
      18,476,186 shares issued and outstanding                    18,477
   Paid in capital                                            46,808,483
   Subscribed common shares                                    3,855,425
   Accumulated (deficit)                                     (59,053,123)
   Deferred compensation                                        (283,626)
                                                          --------------
                                                              (8,654,364)
Other comprehensive income:
   Currency translation adjustment                               191,754
                                                          --------------
                                                              (8,462,610)
                                                          --------------
                                                          $      501,916
                                                          ==============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                    2003            2002
                                                ------------    ------------
                                                                 (Restated)
Revenue:
  Pager                                         $     85,053    $     47,150
                                                ------------    ------------
Cost of revenue:
  Pager                                               17,010           9,430
                                                ------------    ------------
Gross margin                                          68,043          37,720
                                                ------------    ------------
Operating expenses:
   Research and development                                -          25,217
   Non-cash stock compensation                        72,000         862,000
   Selling, general and administrative expenses      186,413         622,134
                                                ------------    ------------
                                                     258,413       1,509,351
                                                ------------    ------------
(Loss) from operations                              (190,371)     (1,471,631)
                                                ------------    ------------
Other (income) expense:
  Other income                                        (4,421)         (3,576)
  Loss on the abandonment of assets                   80,000               -
  Impairment of assets                                     -       5,646,019
  Gain on the settlement of debt                    (269,220)              -
  Interest expense                                   106,680         120,719
                                                ------------    ------------
                                                     (86,962)      5,763,162
                                                ------------    ------------
Net (loss)                                      $   (103,409)   $ (7,234,793)
                                                ============    ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding             18,476,186      18,476,186
                                                ============    ============
  Net (loss) per share                          $      (0.01)   $      (0.39)
                                                ============    ============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                         2003           2002
                                                     ------------   ------------
                                                                     (Restated)

Cash flows form operating activities:
Net cash provided by (used in) operating activities  $   (357,218)  $   (381,308)
                                                     ------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment                            -       (104,099)
                                                     ------------   ------------
Net cash (used in) investing activities                         -       (104,099)
                                                     ------------   ------------

Cash flows from financing activities:
  Proceeds from notes payable - affiliates                377,521        550,000
  Payments on long-term debt and notes                    (13,522)             -
                                                     ------------   ------------
Net cash provided by financing activities                 363,999        550,000
                                                     ------------   ------------

Net increase in cash                                        6,780         64,593

Beginning - cash balance                                        -         12,645
                                                     ------------   ------------
Ending - cash balance                                $      6,780   $     77,238
                                                     ============   ============

      See the accompanying notes to the consolidated financial statements.

1

                                 TELEMETRIX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

(1)   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2002 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2)   Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS 128,
"Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

(3)   Stockholders' (Deficit)

During the three months ended March 31, 2003 the Company's president agreed to accept 808,238 shares of common stock in exchange for $72,000 in unpaid salary.
The shares were valued at their fair market value on the date it was agreed they would be issued, and have been recorded as non-cash stock compensation and subscribed common shares.

The Company has agreed to issue certain common shares to various related parties. As of March 31, 2003, the Company does not have sufficient authorized shares to affect these issuances (see Note 8).

(4)   Related Party Transactions

During the three months ended March 31, 2003 affiliates of the Company provided working capital aggregating $377,521, such advances bear interest at 10% per annum and are due on demand.

(5)   Gain on the Settlement of Debt

During February 2003 the Company settled litigation with Plexus Corp. whereby the Company and Plexus mutually released each other from any and all claims against the other party. Pursuant to the terms of the settlement agreement the
Company is not required to make any payment to Plexus. The amount of the recorded liability of $557,413, less the amount of capitalized assets written off of $288,193 is $269,220, which has been recognized as a gain from the settlement of debt during the three months ended March 31, 2003.

(6)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2003 the Company incurred a net loss of $103,409. In addition, the Company has an accumulated deficit of $59,053,123 and working capital and stockholders' deficits of $8,890,889 and $8,462,610 at March 31,
2003.

The Company's ability to continue as a going concern is contingent upon its ability to expand its service operations and secure additional financing. The
Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(7)   Correction of an Error

The Company determined that goodwill with a carrying value of $4,529,359 and
Construction in Progress with a carrying value of $1,116,660 should have been written off due to impairment at March 31, 2002. In addition, the Company determined that a note receivable from a related party with a carrying value of
$174,055 and certain other assets should have been reserved or written off at
March 31, 2002.

The accompanying financial statements at March 31, 2002 and for the period then ended have been restated to reflect the above corrections. The adjustments increased the net loss for the three months ended March 31, 2002 as previously reported from $(1,036,000) to $(7,234,793) or from $(.06) to $(.39) per share.

(8)   Subsequent Event

During May 2003, the Company, through corporate resolution, agreed to convert certain existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,210,586. The conversion of debt to equity by those participating note holders will include the issuance of preferred and common shares of the Company. Section 4 (b) of the
Corporation's Amended Articles of Incorporation ("Articles") authorizes the
Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001
("Preferred Shares") in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares.
Accordingly, the Board of Directors designated 250,000 Preferred Shares as
Series D Preferred Shares. The Series D Preferred stock is convertible into common shares at a rate of 200 common shares for each preferred share. Series D
Preferred Shares ("Series D Shares") are senior to the Company's common shares, in priority for receiving distributions and for payment upon liquidation of the
Company. Series D Shares shall vote as a separate voting group on the following matters: (a) issuance of any Company capital stock senior to the Series D Shares in priority for receiving distributions, for payment of any liquidation preference and in redemption rights; (b) alteration of the Preferences of the
Series D Shares, including amendments to the Articles or Bylaws; (c)
liquidation, recapitalization or similar corporate reorganization; (d) loans, borrowings, debt, guarantees or similar obligations ("Debt") by Company except when Company's aggregate Debt is below $3,000,000; (e) transaction or associated transactions: (f) involving a merger, consolidation or similar transaction; (g)
issuing or transferring more than 50% of the Company's voting stock; (h) selling all or substantially all Company assets; (i) when the resulting deemed value of the Common Shares would be less than $15.00 per Common Share.

The major shareholders and investors converted the debt to a number equivalent to the number of shares of common stock, which would have been issued on an exchange basis of $0.15 per share of common stock aggregating 25,558,893 common shares. That number of shares was added to the number of shares of common stock presently held by each participating debt holder and 85% of that number will then be converted into Series D Preferred Shares at a ratio of 200 common shares for 1 share of Series D Preferred.

Certain other shareholders agreed to convert common shares into Series D preferred shares.

In conjunction with the above event, an affiliate invested $401,700 in cash in exchange for 10,042,500 shares of common stock of the company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Plan of Operation

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. The terms "the Company," "we," "our" or "us" refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates" or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $8.9 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of
"churn" representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition;
(h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

Statements are made as of the filing of this Form 10-QSB with the Securities and
Exchange Commission and should not be relied upon as of any subsequent date.
Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview
Up until August 2002, our revenues were primarily generated from one way wireless communication (paging services) related income. Beginning in September
2002, we ceased research and development on telemetry related hardware products;
instead, we began focusing on providing Global Systems for Mobile communications
(GSM) network access for telemetry devices from third party providers. At that time, we began conducting business in telemetry services, which consists of
Short Message Services (SMS), including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module
(SIM) cards, a cost per short message (SM), and an activation fee for subscriber/customers.

Capital Expenditures and Requirements
During 2003, we made no significant capital expenditures. We do expect to make significant capital expenditures during the remainder of 2004 for infrastructure hardware and software to support our network, data short messaging operations.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for revenue recognition and stock compensation, which requires us to estimate the value of the shares issued, and the value of intangible assets requires us to continually assess whether such assets are impaired. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2002.

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues.
Revenues for the three months ended March 31, 2003 increased by $37,903, or
80.39%, to $85,053 from $47,150 for the three months ended March 31, 2002. Our increase in revenues is primarily attributable to having telemetry related message income of $49,350 during the three months ended March 31, 2003 compared to $0 in telemetry related message income for the three months ended March 31,
2002.

Operating Losses. Operating losses for the three months ended March 31, 2003 decreased by 87.06% or $1,281,260 to ($190,371) from ($1,471,631) for the three months ended March 31, 2002. The decrease in operating loss was primarily due to the following decreases in our expenses: (a) a $790,000 decrease in non-cash stock compensation, or 91.65%, from $862,000 for the three months ending March
31, 2002 to $72,000 for the same period during 2003, and (b) a $435,721 decrease in our selling, general and administrative expense, or 70.03%, from $622,134 for the three months ended March 31, 2002 to $186,413 for the three months ended
March 31, 2003.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$790,000 or 91.65% to $72,000 for the three months ended March 31, 2003, from
$862,000 for the three months ended March 31, 2002. This decrease in non-cash stock based compensation is attributed to the payment of stock valued at
$790,000 in lieu of interest and consideration due to related parties and the payment of stock valued at $72,000 to our Chief Executive Officer in lieu of salary for the three months ended March 31, 2002 which was the same as was paid to our Chief Executive Officer in lieu of salary for the three months ended
March 31, 2003.

Research and Development Expense. Research and Development Expense decreased by
$25,217 or 100% to $0 for the three months ended March 31, 2003, from $25,217 for the same period during 2002. Our Research and Development Expense decreased because in August 2002 we terminated our hardware related research and development.

Selling, General and Administrative Expense. General and administrative expense decreased by $435,721 or 70.03% to $186,413 for the three month period ended
March 31, 2003, from $622,134 for the three month period March 31, 2002. This decrease in our general and administrative expenses is primarily attributed to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense for the three month period ended March 31,
2003 decreased $14,039 or 11.63% to $106,680 as compared to $120,719 for the three month period ended March 31, 2002.

Net Loss. Net loss for the three month period ended March 31, 2003 decreased by
98.57%, or ($7,131,384), to ($103,409) from ($7,234,793) for the three months ended March 31, 2002. Net loss per share decreased from ($0.39) for the three months ended March 31, 2002 to ($0.01) for the three months ended March 31,
2003. The decrease in net loss was primarily due to the following decreases in our expenses: (a) a 100% decrease in impairment of assets from $5,646,019 for the three months ended March 31, 2002 to $0 for the three months ending March
31, 2003; (b) a 91.65% decrease in non-cash stock compensation from $862,000 for the three months ending March 31, 2002 to $72,000 for the same period during
2003; (c) a gain on the settlement of debt of $269,220 during the period ending
March 31, 2003 compared to $0 for the three months ended March 31, 2002; and (d)
a 70.03 % decrease in our selling, general and administrative expense from
$622,134 for the three months ended March 31, 2002 to $186,413 for the three months ended March 31, 2003.

Balance Sheet

Current Assets amounted to $73,636 as of March 31, 2003, representing an increase of $23,359, or 46.46%, from Current Assets of $50,277 as of December
31, 2002.

Current Liabilities. As of March 31, 2003, Current Liabilities are $8,964,525,
representing an increase of $237,914 or 2.73% from Current Liabilities of
$8,726,611 as of December 31, 2002.

Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended March 31,
2003 was ($357,218) compared with ($381,308) for the same period in 2002. The cash provided by operating activities was primarily attributable to the net loss adjusted for a decrease in accounts payable.

Cash at March 31, 2003 amounted to $6,780 from $0 at December 31, 2002.

We do not have material commitments for capital expenditures for the current year. We shall continue to finance our operations mainly from loans from major shareholders and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2004; therefore, we plan to raise money through a public or private placement to fund the implementation of an expanding operational plan.

For the year ended December 31, 2002, we incurred net losses of $9,455,238 and we had a working capital deficit of $8,676,334 and stockholders' deficit of
$8,431,200 at December 31, 2002. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $840,000 (or $70,000 per month) over the next twelve (12) months, in the following areas:
     o    Salaries and labor = $185,000
     o    Network operating costs = $300,000
     o    Network infrastructure = $85,000
     o    General and Administrative (exclusive of salaries) = $270,000

Our current cash of $6,780 as of March 31, 2003 will not satisfy our cash requirements for any significant period of time.

Accordingly, we will be unable to fund our expenses through our existing assets or cash. Although our Chief Executive Officer has agreed to loan us funds for our operational needs, which will assist in meeting our goals, there are no assurances that we will receive sufficient funds from our Chief Executive
Officer or that they will be adequate to meet our operating needs. Even if our
Chief Executive Officer provides funding to us, we may be required to issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our business plans. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
     o    Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
     o    Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;
     o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o    File a Certificate of Dissolution with the State of Delaware to dissolve our corporation and close our business;
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

                                       10

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At March 31, 2003, we had a working capital deficit of $8,890,889.

Cash used by operating activities was $357,218 for the three months ended March
31, 2003, net cash used by investing activities was $0 and net cash provided by financing activities was $363,999 which consisted principally of the proceeds from related party loans of $377,521 offset by payments on notes payable of
$13,522.

To date, we have funded our activities principally from loans from related parties.

Contractual Obligations And Commercial Commitments
We have no contractual bbligations, including lease obligations, apart from agreements in the normal course of our business.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued
Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation,
Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December
15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The disclosure provision of SFAS No. 148 has been adopted by the Company with appropriate disclosure included in the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts
(collectively referred to as derivatives) and for hedging activities under SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30,
2003.

                                       11

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after
June 15, 2003.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (principal executive and accounting officer) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer (principal executive and accounting officer) concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and
Exchange Commission.

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

                                       12

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
10.1     Software OEM Agreement with Ericsson Messaging Systems Inc. (1)
10.2     Resellers Agreement with Ericsson Messaging Systems Inc. (1)
10.3     TRACCS Software Purchase Agreement (2)
10.4     Employment Agreement for Michael Tracy (2)
10.5     Employment Agreement for Joseph Schon (2)
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
(1) Previously filed and incorporated by reference to Company's Current Report on SEC Form 10-Q as filed August 14, 2000.
(2) Previously filed and incorporated by reference to Company's Current Report on SEC Form 10-Q as filed November 14, 2000.

Reports in Form 8-K

Not Applicable

                                       13

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004                         TELEMETRIX INC.

                                            By: /s/ Michael J. Tracy
                                            Michael J. Tracy
                                            Chief Executive Officer/Chief
                                            Financial Officer/Director
                                    (Principal Executive and Accounting Officer)

                                       14