Form 10QSB
period 2003-06-30
TELEMETRIX INC
filed 2004-03-16
CIK 742814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

Number of shares of common stock outstanding as of June 30, 2003: 18,476,186

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 (unaudited)...........1

         Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2003 and 2002 (unaudited)........2

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2003 and 2002 (unaudited)..................3

         Notes to Consolidated Financial Statements..........................4-6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

Item 3.  Controls and Procedures.............................................13

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 Telemetrix Inc.
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                 $      10,194
   Accounts receivable                                         79,381
   Other current assets                                        12,256
                                                        -------------
     Total current assets                                     101,831
                                                        -------------
Property and equipment, net                                    82,460
                                                        -------------
Other assets:
   Licenses                                                   304,566
   Receivable from affiliates                                  11,751
                                                        -------------
                                                              316,317
                                                        -------------
                                                        $     500,608
                                                        =============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                     $   1,608,920
   Accrued expenses                                           481,078
   Accounts payable and accrued expenses - affiliates         491,399
   Convertible debentures                                   1,200,000
   Notes payable - affiliates                                 339,857
   Notes payable                                              799,874
                                                        -------------
     Total current liabilities                              4,921,127
                                                        -------------

Stockholders' (deficit):
   Common stock, $.001 par value,
      25,000,000 shares authorized,
      18,476,186 shares issued and outstanding                 18,477
   Paid in capital                                         46,808,483
   Subscribed common shares                                 8,138,011
   Accumulated (deficit)                                  (59,293,618)
   Deferred compensation                                     (283,626)
                                                        -------------
                                                           (4,612,273)
Other comprehensive income:
   Currency translation adjustment                            191,754
                                                        -------------
                                                           (4,420,519)
                                                        -------------

                                                        $     500,608
                                                        =============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                            Three Months Ended              Six Months Ended
                                           2003           2002             2003          2002
                                       ------------   ------------    ------------   ------------
                                                       (Restated)                     (Restated)

Revenue:
  Pager                                $    119,214   $     43,806    $    204,267   $     90,956
                                       ------------   ------------    ------------   ------------

Cost of revenue:
  Pager                                      23,843          8,760          40,853         18,190
                                       ------------   ------------    ------------   ------------

Gross Margin                                 95,371         35,046         163,414         72,766
                                       ------------   ------------    ------------   ------------

Operating expenses:
   Research and development                       -          8,733               -         33,950
   Non-cash stock compensation               72,000        312,000         144,000      1,174,000
   Selling, general and
     administrative expenses                148,055        653,478         334,468      1,275,612
                                       ------------   ------------    ------------   ------------
                                            220,055        974,211         478,468      2,483,562
                                       ------------   ------------    ------------   ------------

(Loss) from operations                     (124,684)      (939,165)       (315,054)    (2,410,796)
                                       ------------   ------------    ------------   ------------

Other (income) expense:
  Other income                                 (279)        (2,310)         (4,700)        (5,886)
  Loss on abandonment of assets                   -              -          80,000              -
  Impairment of assets                            -              -               -      5,646,019
  Gain from extinguishment of debt                -              -        (269,220)             -
  Interest expense                          116,090        102,632         222,770        223,351
                                       ------------   ------------    ------------   ------------
                                            115,811        100,322          28,850      5,863,484
                                       ------------   ------------    ------------   ------------

Net (loss) before comprehensive income     (240,495)    (1,039,487)       (343,904)    (8,274,280)

Comprehensive income                              -         56,708               -         56,708
                                       ------------   ------------    ------------   ------------

Net (loss)                             $   (240,495)  $   (982,779)   $   (343,904)  $ (8,217,571)
                                       ============   ============    ============   ============

Per share information - basic
 and fully diluted:

  Weighted average shares outstanding    18,476,186     18,476,186      18,476,186     18,476,186
                                       ============   ============    ============   ============

  Net (loss) per share                 $      (0.01)  $      (0.05)   $      (0.02)  $      (0.44)
                                       ============   ============    ============   ============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                2003             2002
                                           --------------    --------------
                                                               (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities    $     (362,066)   $     (458,546)
                                           --------------    --------------

Cash flows from investing activities:
  Purchase of property and equipment                    -          (104,099)
                                           --------------    --------------
Net cash (used in) investing activities                 -          (104,099)
                                           --------------    --------------

Cash flows from financing activities:
  Advances from affiliates                        402,300           550,000
  Payments on long-term debt and notes            (30,040)                -
                                           --------------    --------------
Net cash provided by financing activities         372,260           550,000
                                           --------------    --------------

Net increase (decrease) in cash                    10,194           (12,645)

Beginning - cash balance                                -            12,645
                                           --------------    --------------

Ending - cash balance                      $       10,194    $            -
                                           ==============    ==============

      See the accompanying notes to the consolidated financial statements.

                                 TELEMETRIX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
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

(3)   Stockholders' (Deficit)

During the six months ended June 30, 2003 the Company's president agreed to accept 1,495,738 shares of common stock in exchange for $144,000 in unpaid salary. The shares were valued at their fair market value on the date it was agreed they would be issued, and have been recorded as non-cash stock compensation and subscribed common shares.

The Company has agreed to issue certain common shares to various related parties. As of June 30, 2003, the Company does not have sufficient authorized shares to affect these issuances (see Note 8).

(4)   Related Party Transactions

During the six months ended June 30, 2003 affiliates of the Company provided working capital aggregating $402,300. Certain of the advances, aggregating
$45,000, bear interest at 10% per annum and are due on demand. The balance of the advances was made pursuant to a Stock Purchase Agreement between the Company and an affiliate. These advances are non-interest bearing and are included in subscribed common shares in the accompanying balance sheet.

(5)   Gain on the Settlement of Debt

During February 2003 the Company settled litigation with Plexus Corp. whereby the Company and Plexus mutually released each other from any and all claims against the other party. Pursuant to the terms of the settlement agreement the
Company is not required to make any payment to Plexus. The amount of the recorded liability of $557,413, less the amount of capitalized assets written off of $288,193 is $269,220, which has been recognized as a gain from the settlement of debt during the six months ended June 30, 2003.

(6)   Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the six months ended June 30, 2003 the Company incurred a net loss of $343,904. In addition, the Company has an accumulated deficit of $59,293,618 and working capital and stockholders' deficits of $4,819,296 and $4,420,519 at June 30,
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

The accompanying financial statements at June 30, 2003 and for the periods then ended have been restated to reflect the above corrections. The adjustments increased the net loss for the three months and six months ended June 30, 2002 as previously reported from $(506,000) and $(1,659,000) to $(982,779) and
$(8,217,571) or from $(.06) and $(.09) to $(.05) and $(.44) per share.

(8)   Debt Conversion

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,210,586. The conversion of debt to equity by those participating note holders will include the issuance of preferred and common shares of the Company. Section 4 (b) of the Corporation's
Amended Articles of Incorporation ("Articles") authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 ("Preferred
Shares") in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of
Directors designated 250,000 Preferred Shares as Series A Preferred Shares. The
Series A Preferred stock is convertible into common shares at a rate of 200 common shares for each preferred share. Series A Preferred Shares ("Series A
Shares") are senior to the Company's common shares, in priority for receiving distributions and for payment upon liquidation of the Company. Series A Shares shall vote as a separate voting group on the following matters: (a) issuance of any Company capital stock senior to the Series A Shares in priority for receiving distributions, for payment of any liquidation preference and in redemption rights; (b) alteration of the Preferences of the Series A Shares, including amendments to the Articles or Bylaws; (c) liquidation, recapitalization or similar corporate reorganization; (d) loans, borrowings, debt, guarantees or similar obligations ("Debt") by Company except when
Company's aggregate Debt is below $3,000,000; (e) transaction or associated transactions: (f) involving a merger, consolidation or similar transaction; (g)
issuing or transferring more than 50% of the Company's voting stock; (h) selling all or substantially all Company assets; (i) when the resulting deemed value of the Common Shares would be less than $15.00 per Common Share.

The major shareholders and investors converted the debt to a number equivalent to the number of shares of common stock, which would have been issued on an exchange basis of $0.15 per share of common stock aggregating 28,070,573 common shares. That number of shares was added to the number of shares of common stock presently held by each participating debt holder and 85% of that number will then be converted into Series A Preferred Shares at a ratio of 200 common shares for 1 share of Series A Preferred.

In conjunction with the above event, an affiliate invested $401,700 in cash in exchange for 10,042,500 shares of common stock of the company.

Item 2.   Management's Discussion and Analysis of Financial Condition
and Plan of Operation

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. The terms "the Company," "we," "our" or "us" refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates" or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $4.9 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of
"churn" representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition;
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

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues.
Revenues for the three months ended June 30, 2003 increased by $75,408, or
172.1%, to $119,214 from $43,806 for the three months ended June 30, 2002. Our increase in revenues is primarily attributable to having telemetry related message income of approximately $86,205 during the three months ended June 30,
2003 compared to $0 in telemetry related message income for the three months ended June 30, 2002.

Operating Losses. Operating losses for the three months ended June 30, 2003 decreased by 86.7% or $814,481 to ($124,684) from ($939,165) for the three months ended June 30, 2002. The decrease in operating loss was primarily due to the following decreases in our expenses: (a) a $240,000 decrease in non-cash stock compensation, or 76.9%, from $312,000 for the three months ending June 30,
2002 to $72,000 for the same period during 2003; and (b) a $505,423 decrease in our selling, general and administrative expense, or 77.34%, from $653,478 for the three months ended June 30, 2002 to $148,055 for the three months ended June
30, 2003.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$240,000 or 76.9% to $72,000 for the three months ended June 30, 2003, from
$312,000 for the three months ended June 30, 2002. This decrease in non-cash stock based compensation is attributed to the payment of stock valued at
$240,000 in lieu of interest and consideration due to related parties and the payment of stock valued at $72,000 to our Chief Executive Officer in lieu of salary for the three months ended June 30, 2002 which was the same as was paid to our Chief Executive Officer in lieu of salary for the three months ended June
30, 2003.

Research and Development Expense. Research and Development Expense decreased by
$8,733 or 100% to $0 for the three months ended June 30, 2003, from $8,733 for the same period during 2002. Our Research and Development Expense decreased because in August 2002 we terminated our hardware related research and development.

Selling, General and Administrative Expense. General and administrative expense decreased by $505,423 or 77.34% to $148,055 for the three month period ended
June 30, 2003, from $653,478 for the three month period June 30, 2002. This decrease in our general and administrative expenses is primarily attributed to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense for the three month period ended June 30,
2003 increased $13,458 or 13.11% to $116,090 as compared to $102,632 for the three month period ended June 30, 2002.

Net Loss. Net loss for the three month period ended June 30, 2003 decreased by
$798,992 or 76.86% from ($1,039,487) to ($240,495) for the three months ended
June 30, 2002. Net loss per share increased/decreased from ($0.05) for the three months ended June 30, 2002 to ($0.01) for the three months ended June 30, 2003.
The decrease in net loss was primarily due to the following decreases in our expenses: (a) a 76.9% decrease in non-cash stock compensation from $312,000 for the three months ending June 30, 2002 to $72,000 for the same period during
2003; (b) a 77.34% decrease in our selling, general and administrative expense from $653,478 for the three months ended June 30, 2002 to $148,055 for the three months ended June 30, 2003.

Results of Operations

Comparison of Six Months Ended June 30, 2003 and 2002

Revenues.
Revenues for the six months ended June 30, 2003 increased by $113,311 or
124.58%, to $204,267 from $90,956 for the six months ended June 30, 2002. Our increase in revenues is primarily attributable to having telemetry related message income of $121,234 during the six months ended June 30, 2003 compared to
$0 in telemetry related message income for the six months ended June 30, 2002.

Operating Losses. Operating losses for the six months ended June 30, 2003 decreased by 86.93% or $2,095,742 to $315,054 from $2,410,796 for the six months ended June 30, 2002. The decrease in operating loss was primarily due to the following decreases in our expenses: (a) a $1,030,000 decrease in non-cash stock compensation, or 87.73% from $1,174,000 for the six months ending June 30, 2002 to $144,000 for the same period during 2003; and (b) a $941,144 decrease in our selling, general and administrative expense, or 73.78%, from $1,275,612 for the six months ended June 30, 2002 to $334,468 for the six months ended June 30,
2003.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$1,030,000 or 87.73% to $1,174,000 for the six months ended June 30, 2003, from
$144,000 for the six months ended June 30, 2002. This decrease in non-cash stock based compensation is attributed to the payment of stock valued at $1,030,000 in lieu of interest and consideration due to related parties and the payment of stock valued at $144,000 to our Chief Executive Officer in lieu of salary for the six months ended June 30, 2002 which was the same as was paid to our Chief
Executive Officer in lieu of salary for the six months ended June 30, 2003.

Research and Development Expense. Research and Development Expense decreased by
$33,950 or 100% to $0 for the six months ended June 30, 2003, from $33,950 for the same period during 2002. Our Research and Development Expense decreased because in August 2002 we terminated our hardware related research and development.

Selling, General and Administrative Expense. General and administrative expense decreased by $941,144 or 73.78% to $334,468 for the six month period ended June
30, 2003, from $1,275,612 for the six month period June 30, 2002. This decrease in our general and administrative expenses is primarily attributed to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense for the six month period ended June 30, 2003 decreased $581 or 0.2% to $222,770 as compared to $223,351 for the six month period ended June 30, 2002.

Net Loss. Net loss for the six month period ended June 30, 2003 decreased by
$7,930,376 or 95.84% to ($343,904) from ($8,274,280) for the six months ended
June 30, 2002. Net loss per share decreased from ($0.44) for the six months ended June 30, 2002 to ($.02) for the six months ended June 30, 2003. The decrease in net loss was primarily due to the following decreases in our expenses: (a) a 100% decrease in impairment of assets from $5,646,019 for the six months ended June 30, 2002 to $0 for the six months ending June 30, 2003;
(b) a 87.73% decrease in non-cash stock compensation from $1,174,000 for the six months ending June 30, 2002 to $144,000 for the same period during 2003; (c) a gain on the settlement of debt of $269,220 during the six months ending June 30,
2003 compared to $0 for the six months ended June 30, 2002; and (d) a 73.78%
decrease in our selling, general and administrative expense from $1,275,612 for the six months ended June 30, 2002 to $334,468 for the six months ended June 30,
2003.

Balance Sheet

Current Assets amounted to $101,831 as of June 30, 2003, representing an increase of $51,554 or 102.5%, from Current Assets of $50,277 as of December 31,
2002.

Current Liabilities. As of June 30, 2003, Current Liabilities are $4,921,127
representing a decrease of $3,805,484 or 43.6% from Current Liabilities of
$8,726,611 as of December 31, 2002.

Liquidity and Capital Resources
Net cash used in operating activities for the three months ended June 30, 2003 was $362,066 compared with $458,456 for the same period in 2002. The cash used in operating activities was primarily attributable to the net loss adjusted for a decrease in accounts payable during the six months ended June 30, 2003.

Cash at June 30, 2003 amounted to $10,194 from $0 at December 31, 2002.

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
     o    Salaries and labor = $185,000
     o    Network operating costs = $300,000
     o    Network infrastructure = $85,000
     o    General and Administrative (exclusive of salaries) = $270,000

Our current cash of $10,194 as of June 30, 2003 will not satisfy our cash requirements for any significant period of time.

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

At June 30, 2003, we had a working capital deficit of $4,819,296.

Cash used by operating activities was $362,066 for the three months ended June
30, 2003, net cash used by investing activities was $0 and net cash provided by financing activities was $372,262 which consisted principally of the proceeds from advances from affiliates of $402,300 offset by payments on long term debt and notes payable of $30,040.

To date, we have funded our activities principally from loans from related parties.

Contractual Obligations And Commercial Commitments
We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

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

