Form 10QSB
period 2003-09-30
TELEMETRIX INC
filed 2004-03-17
CIK 742814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of September 30, 2003:
18,476,186

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2003 (unaudited)......1

         Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2003 and
         2002 (unaudited).....................................................2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2003 and 2002 (unaudited)............3

         Notes to Consolidated Financial Statements..........................4-6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................6

Item 3.  Controls and Procedures.............................................12

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Telemetrix Inc.
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

Assets

Current assets:
   Cash                                                $      14,854
   Accounts receivable                                        75,380
   Other current assets                                       12,256
                                                       -------------
     Total current assets                                    102,490
                                                       -------------

Property and equipment, net                                   76,029
                                                       -------------

Other assets:
   Licenses                                                  281,494
                                                       -------------

                                                       $     460,013
                                                       =============

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                    $   1,642,474
   Accrued expenses                                          499,785
   Accounts payable and accrued expenses - affiliates        501,031
   Convertible debentures                                  1,200,000
   Notes payable - affiliates                                429,677
   Notes payable                                             741,024
                                                       -------------
     Total current liabilities                             5,013,992
                                                       -------------

Stockholders' (deficit):
   Common stock, $.001 par value,
      25,000,000 shares authorized,
      18,476,186 shares issued and outstanding                18,477
   Paid in capital                                        46,808,483
   Subscribed common shares                                8,210,011
   Accumulated (deficit)                                 (59,499,078)
   Deferred compensation                                    (283,626)
                                                       -------------
                                                          (4,745,733)
Other comprehensive income:
   Currency translation adjustment                           191,754
                                                       -------------
                                                          (4,553,979)
                                                       -------------

                                                       $     460,013
                                                       =============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                             Three Months Ended          Nine Months Ended
                                            2003          2002          2003           2002
                                        ------------  ------------   ------------  ------------
                                                       (Restated)                   (Restated)

Revenue:
  Pager                                 $     89,568  $     39,701   $    293,835  $    130,657
                                        ------------  ------------   ------------  ------------

Cost of revenue:
  Pager                                       17,914         7,941         58,767        26,131
                                        ------------  ------------   ------------  ------------

Gross Margin                                  71,654        31,760        235,068       104,526
                                        ------------  ------------   ------------  ------------

Operating expenses:

   Research and development                        -        23,560              -        57,510
   Non-cash stock compensation                72,000        72,000        216,000     1,246,000
   Selling, general and
    administrative expenses                  164,870       204,228        499,338     1,479,840
                                        ------------  ------------   ------------  ------------
                                             236,870       299,788        715,338     2,783,350
                                        ------------  ------------   ------------  ------------
(Loss) from operations                      (165,216)     (268,028)      (480,270)   (2,678,824)
                                        ------------  ------------   ------------  ------------

Other (income) expense:
  Other income                                  (101)         (105)        (4,801)       (5,991)
  Loss on abandonment of assets                    -             -         80,000             -
  Impairment of assets                             -             -              -     5,646,019
  Gain from extinguishment of debt                 -             -       (269,220)            -
  Interest expense                            40,342       107,565        263,112       330,916
                                        ------------  ------------   ------------  ------------
                                              40,241       107,460         69,091     5,970,944
                                        ------------  ------------   ------------  ------------

Net (loss) before comprehensive income      (205,457)     (375,488)      (549,361)   (8,649,768)

Comprehensive income                               -             -              -        56,708
                                        ------------  ------------   ------------  ------------

Net (loss)                              $   (205,457) $   (375,488)  $   (549,361) $ (8,593,059)
                                        ============  ============   ============  ============

Per share information - basic
 and fully diluted:

  Weighted average shares outstanding     18,476,186    18,476,186     18,476,186    18,476,186
                                        ============  ============   ============  ============

  Net (loss) per share                  $      (0.01) $      (0.02)  $      (0.03) $      (0.47)
                                        ============  ============   ============  ============

      See the accompanying notes to the consolidated financial statements.

                                 Telemetrix Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                2003          2002
                                           ------------    ------------
                                                            (Restated)

Cash flows from operating activities:
Net cash (used in) operating activities    $   (386,612)   $   (583,666)
                                           ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                  -        (104,099)
                                           ------------    ------------
Net cash (used in) investing activities               -        (104,099)
                                           ------------    ------------

Cash flows from financing activities:
  Advances from affiliates                      490,356         675,120
  Payments on long-term debt and notes          (88,890)              -
                                           ------------    ------------
Net cash provided by financing activities       401,466         675,120
                                           ------------    ------------

Net increase (decrease) in cash                  14,854         (12,645)

Beginning - cash balance                              -          12,645
                                           ------------    ------------

Ending - cash balance                      $     14,854    $          -
                                           ============    ============

      See the accompanying notes to the consolidated financial statements.

                                 TELEMETRIX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
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

(3)  Stockholders' (Deficit)

During the nine months ended September 30, 2003 the Company's president agreed to accept 2,250,546 shares of common stock in exchange for $216,000 in unpaid salary. The shares were valued at their fair market value on the date it was agreed they would be issued, and have been recorded as non-cash stock compensation and subscribed common shares.

The Company has agreed to issue certain common shares to various related parties. As of September 30, 2003, the Company does not have sufficient authorized shares to affect these issuances (see Note 8).

(4)  Related Party Transactions

During the nine months ended September 30, 2003 affiliates of the Company provided working capital aggregating $490,356. Certain of the advances, aggregating $128,556, bear interest at 10% per annum and are due on demand. The balance of the advances was made pursuant to a Stock Purchase Agreement between the Company and an affiliate. These advances are non-interest bearing and are included in subscribed common shares in the accompanying balance sheet.

(5)  Gain on the Settlement of Debt

During February 2003 the Company settled litigation with Plexus Corp. whereby the Company and Plexus mutually released each other from any and all claims against the other party. Pursuant to the terms of the settlement agreement the
Company is not required to make any payment to Plexus. The amount of the recorded liability of $557,413, less the amount of capitalized assets written off of $288,193 is $269,220, which has been recognized as a gain from the settlement of debt during the nine months ended September 30, 2003.

(6)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the nine months ended September 30, 2003 the Company incurred a net loss of $549,361. In addition, the Company has an accumulated deficit of $59,499,078 and working capital and stockholders' deficits of $4,911,502 and $4,553,979 at September 30,
2003.

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

The accompanying financial statements at September 30, 2003 and for the periods then ended have been restated to reflect the above corrections. The adjustments increased the net loss for the three months and nine months ended September 30,
2002 as previously reported from $(357,000) and $(2,079,000) to $(375,488) and
$(8,593,059) or from $(.02) and $(.11) to $(.02) and $(.47) per share.

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

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. The terms "the Company," "we," "our" or "us" refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates" or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $5 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of "churn"
representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

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

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues.
Revenues for the three months ended September 30, 2003 increased by $49,867 or
125.6%, to $89,568 from $39,701 for the three months ended September 30, 2002.
Our increase in revenues is primarily attributable to having telemetry related message income of $58,871 during the three months ended September 30, 2003 compared to $0 in telemetry related message income for the three months ended
September 30, 2002.

Operating Losses. Operating losses for the three months ended September 30, 2003 decreased by 38.36% or $102,812 to ($165,216) from ($268,028) for the three months ended June 30, 2002. The decrease in operating loss was primarily due to the following decreases in our expenses: (a) a $39,358 decrease in our selling, general and administrative expense, or 19.2% from $204,228 for the three months ended September 30, 2002 to $164,870 for the three months ended September 30,
2003; and (b) a 100% decrease in research and development expense from $23,560 for the three months ended September 30, 2003 and $0 for the comparable period during 2002.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation remained the same for both September 30, 2003 and 2002 with $72,000, which represented the payment of stock valued at $72,000 to our Chief Executive Officer.

Research and Development Expense. Research and Development Expense decreased by
$23,560 or 100% to $0 for the three months ended September 30, 2003, from
$23,560 for the same period during 2002. Our Research and Development Expense decreased because in August 2002 we terminated our hardware related research and development.

Selling, General and Administrative Expense. General and administrative expense decreased by $39,358 or 19.2% to $164,870 for the three month period ended
September 30, 2003, from $204,228 for the three month period September 30, 2002.
This decrease in our general and administrative expenses is primarily attributed to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense for the three month period ended September
30, 2003 decreased $67,223 or 62.5% to $40,342 as compared to $107,565 for the three month period ended September 30, 2002.

Net Loss. Net loss for the three month period ended September 30, 2003 decreased by 45.28%, or $170,031, to $205,457 from $375,488 for the three months ended
September 30, 2002. Net loss per share decreased from ($0.02) for the three months ended September 30, 2002 to ($0.01) for the three months ended September
30, 2003. The decrease in net loss was primarily due to the following decreases in our expenses: (a) a 19.2% decrease in our selling, general and administrative expense from $204,228 for the three months ended September 30, 2002 to $164,870 for the three months ended September 30, 2003; and (b) research and development expense decreased by $23,560 or 100% to $0 for the three months ended September
30, 2003, from $23,560 for the same period during 2002.

Results of Operations

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues.
Revenues for the nine months ended September 30, 2003 increased by $163,178, or
124.8%, to $293,835 from $130,657 for the nine months ended September 30, 2002.
Our increase in revenues is primarily attributable to having telemetry related message income of $194,428 during the nine months ended September 30, 2003 compared to $0 in telemetry related message income for the nine months ended
September 30, 2002.

Operating Losses. Operating losses for the nine months ended September 30, 2003 decreased by 82.07% or $2,198,554 to $480,270 from $2,678,824 for the nine months ended September 30, 2002. The decrease in operating loss was primarily due to the following decreases in our expenses: (a) a $1,030,000 decrease in non-cash stock compensation, or 82.66%, from $1,246,000 for the nine months ending September 30, 2002 to $216,000 for the same period during 2003; and (b) a
$980,502 decrease in our selling, general and administrative expense, or 66.26%, from $1,479,840 for the nine months ended September 30, 2002 to $499,338 for the nine months ended September 30, 2003.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$1,030,000 or 82.66% to $216,000 for the nine months ended September 30, 2003 from $1,246,000 for the nine months ended September 30, 2002. This decrease in non-cash stock based compensation is attributed to the payment of stock valued at $1,030,000 in lieu of interest and consideration due to related parties and the payment of stock valued at $216,000 to our Chief Executive Officer in lieu of salary for the nine months ended September 30, 2002 which was the same as was paid to our Chief Executive Officer in lieu of salary for the nine months ended
September 30, 2003.

Research and Development Expense. Research and Development Expense decreased by
$57,510 or 100% to $0 for the nine months ended September 30, 2003, from $57,510 for the same period during 2002. Our Research and Development Expense decreased because in August 2002 we terminated our hardware related research and development.

Selling, General and Administrative Expense. Selling, General and Administrative
Expense decreased $980,502, or 66.26%, from $1,479,840 for the nine months ended
September 30, 2002 to $499,338 for the nine months ended September 30, 2003.
This decrease in our general and administrative expenses is primarily attributed to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense for the nine month period ended September 30,
2003 decreased $67,804 or 20.49% to $263,112 as compared to $330,916 for the nine month period ended September 30, 2002.

Net Loss. Net loss for the nine month period ended September 30, 2003 decreased by 93.64%, or ($8,100,407), to ($549,361) from ($8,649,768) for the nine months ended September 30, 2002. Net loss per share decreased from ($0.47) for the nine months ended September 30, 2002 to ($0.03) for the nine months ended September
30, 2003. The decrease in net loss was primarily due to the following decreases in our expenses: (a) a 100% decrease in impairment of assets from $5,646,019 for the nine months ended September 30, 2002 to $0 for the nine months ending
September 30, 2003; (b) a 82.66% decrease in non-cash stock compensation from
$1,246,000 for the nine months ending September 30, 2002 to $216,000 for the same period during 2003; (c) a gain on the settlement of debt of ($269,220)
during the period ending September 30, 2003 compared to $0 for the nine months ended September 30, 2002; and (d) a 66.26% decrease in our selling, general and administrative expense from $1,479,840 for the nine months ended September 30,
2002 to $499,338 for the nine months ended September 30, 2003.

Balance Sheet

Current Assets amounted to $102,490 as of September 30, 2003 representing an increase of $52,213, or 103.85%, from Current Assets of $50,277 as of December
31, 2002.

Current Liabilities. As of September 30, 2003, Current Liabilities are
$5,013,992, representing a decrease of $3,712,619, or 42.54%, from Current
Liabilities of $8,726,611 as of December 31, 2002.

Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September
30, 2003 was ($386,612) compared with ($583,666) for the same period in 2002.
The cash provided by operating activities was primarily attributable to the net loss adjusted for a decrease in accounts payable.

Cash at September 30, 2003 amounted to $14,854 from $0 at December 31, 2002.

We do not have material commitments for capital expenditures for the current year. We shall continue to finance our operations mainly from loans from major shareholders and fundraising activities . We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2004; therefore, we plan to raise money through a public or private placement to fund the implementation of an expanding operational plan.

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
     o    Salaries and labor = $185,000
     o    Network operating costs = $300,000
     o    Network infrastructure = $85,000
     o    General and Administrative (exclusive of salaries) = $270,000

Our current cash of $14,854 as of September 30, 2003 will not satisfy our cash requirements for any significant period of time.

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

                                       10

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At September 30, 2003, we had a working capital deficit of $4,911,502.

Cash used by operating activities was $386,612 for the three months ended
September 30, 2003, net cash used by investing activities was $0 and net cash provided by financing activities was $401,466 which consisted principally of the proceeds from related party loans of $490,356 offset by payments on long term debt and note payable of $88,890.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts
(collectively referred to as derivatives) and for hedging activities under SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
No. 149 is effective for contracts entered into or modified after September 30,
2003, except as specified and for hedging relationships designated after June
30, 2003.

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

                                       11

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

                                       12

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

                                       13