Form 10KSB
period 2003-12-31
TELEMETRIX INC
filed 2004-06-09
CIK 742814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED December 31, 2003
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO __

                        COMMISSION FILE NUMBER 000-14724

                                 TELEMETRIX INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                       470830931
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

                    1225 SAGE STREET, GERING, NEBRASKA 69341
               (Address of principal executive offices) (Zip Code)

                                 (308) 436-4090
              (Registrant's telephone number, including area code)

                                 Not Applicable
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par
Value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $381,967

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) $1,446,383.70 as determined by the closing price of
$0.24 on May 3, 2004.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,476,186 shares of common stock outstanding as of April 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                 TELEMETRIX INC.

                                      INDEX

Part I.

Part II.

Item 8.     Changes in and Disagreements with Accountants and
            Financial Disclosure .........................................41
Item 8A.    Controls and Procedures ......................................41

Part III.
Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act ...41
Item 10.    Executive Compensation .......................................43
Item 11.    Security Ownership of Certain Beneficial Owners and

This Annual Report includes forward-looking statements within the meaning of the
Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. We use words such as "anticipates," "believes," "expects,"
"future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY
We were formed through a series of corporate combinations, as follows:
o    On January 2, 1999, Telemetrix Resource Group, Inc., a Colorado Corporation
     ("TRG, Inc."), acquired Telemetrix Resource Group Limited (TRG Ltd.), a
     Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.'s sole shareholder, in accordance with a share exchange and plan of reorganization;
o    On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG
     Inc. and Tracy Corporation II d/b/a Western Total Communication ("WTC")
     executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction, which is referred to hereafter as "the combination";
o    On April 5, 1999, the first phase of the combination occurred, whereby
     Arnox acquired 100% of the issued and outstanding common shares of TRG Inc.
     in exchange for 6,127,200 shares of Arnox's common stock;
o    Thereafter, Arnox's historical financial statements become those of TRG
     Ltd., as TRG Ltd.'s operations were the ongoing operations of the combined companies;
o    On September 22, 1999, the final phase of the combination closed, whereby, we acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox's common stock;
o    Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox;
o    After the Combination, the companies changed their names to reflect their complementary businesses, as follows: (a) Arnox became Telemetrix, Inc.;
     (b) TRG Ltd. Became Telemetrix Solutions, Inc.; and (c) WTC became
     Telemetrix Technologies; and
o    Tracy Corporation II, a Nebraska corporation, became our wholly owned subsidiary.

As of December 31, 2003, we have 18,476,186 shares of our common stock outstanding. As of April 30, 2004, we have 18,476,186 shares of our common stock outstanding.

BUSINESS

OVERVIEW

We offer the following services:
     o    Wireless paging services;
     o    Wireless Personal Communications Services
     o    Wireless network access and specific rate plans for data only customers. This provides nationwide wireless network roaming access.
          The service provided is generally used for telemetry and telematic systems, which involves the use of remote devices for data collection and analysis; and
     o    Hardware, software, and communications software and technology and related services that we provide for other wireless carriers.

Wireless Paging Service
We own and operate a wireless paging service. Wireless paging is a service that has been in use for over 30 years. This is the service that was originally known for its use by doctors and emergency personnel who were on call; this was before the common availability of wireless mobile phones. Paging equipment consists of a small device that is usually attached to one's belt or carried in a person's pocket, and which makes a beeping notification sound when a message is received.
In recent times, because of the widespread use of wireless mobile phones, pagers are being used by fewer people, but pagers continue to be used in more specialized situations, and present a lower priced alternative to a wireless mobile phone. Overall, paging service revenue is decreasing on paging systems nationwide, as it is with the paging network that we operate. Our paging network provides coverage of portions of western Nebraska, southeastern Wyoming and northeastern Colorado.

Wireless Mobile Telephone Service
We also own and operate a wireless PCS mobile telephone service. There are two major types of mobile telephone technology in use in the United States, Global
System for Mobility (GSM) and Code Division Multiple Address (CDMA). Examples of
wireless companies that use the GSM technology are AWS (ATT Wireless), Cingular and T-Mobile. Examples of wireless companies that use the CDMA technology are
Sprint and Verizon. We currently use only GSM technology.

Our wireless mobile telephone service provides coverage in western Nebraska and eastern Wyoming only. We have future plans of expanding the network service area to include a portion of Interstate Highway 80 which is in the southern part of our licensed area. We provide network service for customers of ATT Wireless,
T-Mobil and Cingular, when they are in our coverage area. The income from providing this service is known as "roaming revenue".

Nationwide network data access
There are a number of companies designing and manufacturing devices to collect data and then report events or exceptions via various wireless technologies, which has become known in the industry as Machine to Machine communications, otherwise known as M2M communications. We were in the business of designing and marketing such devices. During the third quarter of 2002, we determined there would be an increasing amount of market competition from hardware companies that had significant capital and expertise and these companies were better positioned and funded to capitalize on such business opportunities. We also determined these companies would share a common problem which is the ability to get an affordable nationwide wireless data plan which would be necessary for them to be able to use their devices. Our market opportunity for providing affordable wireless nationwide data only service is greater that our market for application specific telemetry related hardware and software, primarily because of the lack of distribution channels for telemetry hardware. We began using our knowledge of the GSM wireless networks to create service plans for customers that needed service for their hardware and reporting devices. This gave us the capability of entering endless vertical telemetry and data markets without investing capital in specific research and development to produce specific hardware, software and firmware solutions for those markets.

We currently provide nationwide GSM network access on a wholesale basis for hardware that communicates using Short Message Service (SMS). We activate
Subscriber Identity Module (SIM) cards for telemetry and telematic applications, without including charges for monthly voice service fees. As a licensed GSM PCS operator, we deliver nationwide GSM service through our inter-network roaming agreements. We provide short message services throughout the United States through our agreements with AWS, T-Mobile, Cingular and other wireless GSM carriers. We issue SIM cards and provide nationwide service through our roaming agreements to send and receive messages from our SIM cards virtually anywhere in the United States. This kind of service is necessary for M2M hardware operate.

SMS service is simply a digital network service that allows digital phone users to send and receive text messages on their digital phones. Each message may be a maximum of 160 characters long. Telemetry and telematic customers use this message protocol to wirelessly communicate with their hardware devices.

Our immediate objective is to increase the amount of message traffic and network roaming traffic through our network infrastructure for delivery on networks operated by our roaming partners. Our next objective is to integrate General
Packet Radio Service, otherwise known as GPRS, into our data offering. GPRS is a high speed data service which can be used for Internet access.

Hardware, software and network operator service solutions
We created a brand name of CentreGate(TM) to differentiate between the data services and the services we offer and provide other wireless companies. Through
CentreGate, we are able to provide mobile switching services and other essential wireless solutions for our customers, which are other wireless carriers. Many smaller wireless carriers do not wish to invest the money necessary or can not afford to purchase the network equipment required to operate a small wireless network. The expertise and talent necessary to operate a small network is difficult to acquire. Through CentreGate, smaller wireless operators are able to arrange all the services necessary to operate their local transmitters and handle voice and data without having to install expensive and complicated equipment. CentreGate has a unique method of connecting the central office equipment located in Gering, Nebraska with the equipment operated by a wireless carrier anywhere in North America and using the equipment to operate the local carrier's network just as if their equipment were owned and operated locally by themselves. This saves the smaller local carrier a tremendous amount of time and expense in getting their wireless network operational and also provides a means of making the network profitable more quickly. By sharing our Mobile Switching
Center, using CentreGate sources for financial settlement and billing, and having CentreGate manage roaming agreements with other wireless carriers, the local CentreGate network customer can concentrate on marketing and revenue opportunities within their network coverage and not have to spend time finding qualified and competent personnel to work on the technical network operational issues.

OUR BILLING PRACTICES
We charge our customers for services based on the following 3 billing levels:
     o    Monthly pager service fees;
     o    Per message for short message services; and
     o    Professional services, which include billing and network services we provide to small telecom operators.

DIVISIONS
We operate the following divisions:
     o    Telemetry and Pager Services - Our Telemetry and Pager Services
          Division provide short messaging services and pager services directly to end users;
     o    CentreGate Division - Our CentreGate Division provides professional services, which include billing and network services that we provide to small telecom operators; and
     o    Reseller Division - We have agreements with agents and resellers that purchase our telemetry and data services at wholesale and then resell them at their retail rates.

GEOGRAPHIC MARKETS
Our primary geographic markets are the United States, Canada, and Mexico.

DISTRIBUTION AND MARKETING METHODS
     o    CentreGate Division - Our CentreGate Division markets its services directly to the customer by: (a) direct contact with principals of wireless service providers; (b) exhibits at trade shows; and (c)
          website and direct mail to wireless service providers;
     o    Resellers/Agents - We have agreements with resellers and agents that purchase our data and messaging services from our net price sheets and then resell the services at their retail prices to the public; and
     o    Company Officers - Our Chief Executive Officer and Chief Operating
          Officer market our telemetry services by directly working with prospective customers, vendors and application service providers and placing qualified prospective customers as appropriate on a trial service through our network.

FUTURE BUSINESS PLANS
Our future business plans during 2004, will include the following:
     o    CentreGate Division - Implementing and marketing CentreGate's billing and switching services by working with wireless carriers we have identified that have a demonstrated need for our services. Marketing will be directed by a professional with a history of wireless business experience. Implementation of the CentreGate services will be accomplished through our employees and outside contractors; and
     o    Expanding Reseller Program - We will attempt to expand out telemetry services related  business by adding resellers that market such services.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS
We have no costs associated with environmental regulations related compliance and we do not anticipate any future costs associated with such compliance.

INTELLECTUAL PROPERTY RIGHTS
On January 11, 2000, the United States Patent and Trademark Office issued us
Patent # 6,014,089 which covers claims for an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system.

On November 29, 2000, the United States Patent and Trademark Office issued us
Patent # 6,150,955 which covers claims relating e to the use of our Telemetrix
T3000 e-Telemetry Data System TM for monitoring certain digital packets associated with a digital communications system control channel, identifying of certain packets and replacing of certain non-information bearing packets with packets that contain useful data and information. These patents have duration of
17 years from the date of issue and, as such, expire in 2017.

On November 17, 2003, we applied to the United States Patent and Trademark
Office for the trademark name "CentreGate". This application is still pending.

TOWERS
As more fully detailed under Item 2, Description of Properties, we own or rent to others certain tower sites in Wyoming and Nebraska and also rent tower sites for our use in Wyoming, Nebraska and Colorado. Twelve of these towers are used to support simple antennas which send radio signals to small radio receivers or pagers, which then create an alert sound and either broadcast a voice message or show a telephone number to be used for either a voice message notification or to show the number to be used to return a call by the person carrying the pager.
Each paging transmitter has a coverage area of approximately 25 miles from each tower site. The pagers are also used by groups of people that may need to be notified emergencies, such as volunteer firemen and ambulance attendants. Six of these tower sites are used to transmit and receive two way communications primarily between mobile telephone users and the Public Switched Telephone
Network.

LICENSES
Our wholly owned subsidiary, Tracy Corporation II, holds the following Federal
Communications Commission radio frequency licenses:
     o    1 Personal Communications Systems or PCS license, referred to by the
          Federal Communications Commission as a Basic Trading Area 411 license, license number KNLF 407 for Scottsbluff, Nebraska. This license entitles us to operate a Personal Communications wireless network in this area. The network is used to provide local mobile telephone service and also mobile telephone service for persons from other PCS mobile telephone companies that are "roaming in that area. Our business agreements with other PCS networks allow our customers to
          "roam" reciprocally on those networks for voice  service out of our coverage area.
     o    18 Paging and Mobile Telephone licenses serving 18 locations in
          Western Nebraska, Eastern Wyoming, and Northeastern, Colorado which give us the exclusive right to use a one radio frequency to communicate with the paging devices of our customers for paging service. The licenses are not shared which gives our paging customers a higher level of interference free voice and digital paging service.

EMPLOYEES
We have 6 full time direct or contract employees in our Gering, Nebraska office, as follows:
     o    Chief Executive Officer;
     o    Infrastructure Hardware Technician;
     o    Central Office Switch Technician;
     o    2 Billing and Accounting Personnel that are contracted from Tracy
          Broadcasting Corporation; and
     o    Building and Tower Maintenance person that is contracted from Tracy
          Broadcasting Corporation.

We have 4 full time direct or contract employees in our Atlanta, Georgia office, as follows:
     o    Chief Operating Officer
     o    Vice President of Sales
     o    Management Accountant
     o    Engineering Services that are obtained from one engineer on a contract basis

We have no employees that are members of labor unions. We use the services of independent contractors and consultants.

COMPETITION
Competitive Business Conditions and Our Place in the Market
The markets for all of our services are increasingly competitive. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases and greater financial and technical resources than us. Because we are financially and operationally smaller than our competitors, we will encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and may be able to create more attractive pricing of services within their target markets than us.
In addition, we do not have an established brand name or reputation while our competitors have significantly greater brand recognition, customer base, operating history, and financial and other resources.

Some of our biggest competitors in the telemetry services market are:
     o    Kore Wireless;
     o    Aeris; and
     o    Qualcomm

Some of our biggest competitors in the local pager market are:
     o    Pagemart;
     o    Skytel; and
     o    Action Communications

Some of our biggest competitors in our CentreGate billing systems market are:
     o    Boston Communications Group, Inc.;
     o    Amdocs; and
     o    Verisign

Our Plan to Compete
We plan to compete in the following ways:
     o    Attempt to provide a superior level of customer care and service to developers of new and innovative technologies utilizing digital wireless communications systems;
     o    Utilize attractive pricing plans that are not easily duplicated by larger wireless carriers;
     o    Using our application service provider model of providing advanced telecommunications services for small wireless carriers; and
     o    Attempt to secure marketing agreements with primary vendors and service providers that bring new, innovative and advanced services to market.

GOVERNMENTAL REGULATION
Wireless telecommunications services are subject to significant regulation. We could become subject to additional regulatory requirements as our services grow.
We are subject to regulations under the Communications Act of 1934 and the
Telecommunications Act of 1996. The Federal Communications Commission regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Our PCS and other wireless services require radio frequency licenses from the Federal Communications Commission or a contractual arrangement with a licensee. We have a PCS license, which was obtained in the C Block License Auction. We also have paging facility licenses, which are used in the operation of the existing paging system. We maintain
Federal Communication Commission licenses on all of the communication facilities. The PCS licenses were issued on a 10-year basis with an expectation of renewal at the end of that term. The paging licenses are granted on a 10-year basis also with a reasonable expectation of renewal.

MATERIAL AGREEMENTS

Memorandum of Understanding with interWave Communications, Inc.
We have a April 12, 2004 Memorandum of Understanding with interWave
Communications, a Delaware corporation located in Mountain View, California, which is a developer and manufacturer of GSM and CDMA infrastructure equipment.
The Memorandum of Understanding reflects the desire to create and enter into a co-marketing agreement between us and interWave Communications for the purpose of enabling GSM and CDMA cellular network marketing and sales to small and/or roaming-only partners located primarily in North America. The agreement provides that both companies will collaborate on marketing the combined benefits of their equipment, software and services and will undertake joint marketing initiatives in order to develop new business opportunities together through new and existing distributors, channels and other business relationships. The Memorandum of
Understanding is to remain in force for 4 months from April 9, 2004 unless it is terminated earlier if the parties finalize a definitive agreement or provide notice of termination.

Reseller Agreement with Topp, Inc.
We have a March 31, 2004, reseller agreement with Topp, Inc. in which Topp, Inc.
acts as our reseller and makes purchases from us allowing Topp, Inc. to market and sell access to and usage of our PCS service. The agreement provides that
Topp, Inc. may appoint or employ agents, sub-agents or other appointees in the furtherance of the product marketing or delivery of services provided to end users. The agreement further provides that we grant Topp, Inc., as a reseller, a non-exclusive revocable license to buy short message service from us and access to our PCS system as necessary to market services to end users and other resellers within North America. Topp, Inc., as a reseller, may according to our procedures, procure SIM cards directly from any SIM card vendor or provider approved for use by us on our network and network facilities. The SIM card identification will be assigned by us and neither the reseller, Topp, Inc. nor any end user or other reseller shall acquire any proprietary interest in any specific number assigned for its use.

Customer Master Agreement with Cerillion Technologies Limited
We have an April 13, 2004 agreement with Cerillion Technologies in which
Cerillion will provide us Cerillion's software, third party products and software support services for resale by us and for the exclusive purpose of supply of billing services to other wireless carriers, related entities and our customers. This agreement does not permit us to assign or subcontract any rights or obligations under the agreement or appoint any agent to perform such obligations, except as otherwise permitted by the agreement. The agreement may be terminated by written notice if either party fails to observe or perform any material term or condition of the agreement and if such breach continues for 30 days. We are not permitted to use, reproduce, sublicense or otherwise deal in the software or the source code of the software or reverse engineer, decompile or disassemble the software. We are required to use Cerillion's trademarks and trade names.

Master Purchase & License Agreement with Telos Technology
We have a October 22, 2003 Master Purchase and License Agreement with Telos
Technology in which we agree to purchase from Telos Technology a GSM Mobile
Switching Center (MSC).

Stock Purchase Agreement with Tracy Broadcasting Corporation
We have a May 26, 2003 Stock Purchase Agreement with Tracy Broadcasting
Corporation, which is solely owned by our Chief Executive Officer, Michael
Tracy. In this agreement, Tracy Broadcasting, which is identified as the
"purchaser" agrees to purchase 10,042,500 shares of our restricted common stock for a total purchase price of $401,700.

Tower Gate Finance Limited Agreement
We have an October 1, 2003 agreement with Tower Gate Finance Limited which provides that:
     o    Tower Gate, its management and associates will invest $30,000 in our common stock at a share price of $0.04 per shares, the total of which is 750,000 shares. There is a provision for this stock amount to be divided by 200 and taken as 3,740 Series D Preferred Shares;
     o    Tower Gate, its management and associates will invest up to a further
          $150,000 in our stock at $0.04 per share, being 3,750,000 shares.
          There is a provision for this stock amount to be divided by 200 and taken as 8,750 to 18,750 Series D Preferred shares;
     o    As soon as practicable and before the planned $2,000,000 equity raise, we have agreed that we will: (a) finalize our balance sheet; (b) reach a satisfactory agreement with the holders of $1,200,000 convertible debentures, satisfaction being defined as: (a) removal of the risk of the debenture holders delaying the $2,000,000 investment round and (c)
          based on the scenarios offered, achieving the best mix of reduction in cash paid or equity given as settlement and achieving the longest extension of the date of any repayments which may be due.

We and Tower Gate will work together in the $2 million fund raising round to prepare necessary documentation and Tower Gate will project manage the round to the close. We will purchase the switch and associated software and hardware via a lease purchase arrangement. In the event a guarantee in addition to the guarantee by us is required for the lease/purchase of a switch, Tower Gate will provide the leasing entity such guarantee. If we are unable to maintain the lease payments on a current basis, Tower Gate may declare us in breach of agreement. All key shareholders, including Tower Gate, Michael Glaser, Michael
Tracy, Larry Becker and William Becker agree to a lock out of 12 months until
August 30, 2004. The following shareholders may sell a total of 2,250,000 shares of our stock which are not subject to a lockout: (a) Michael Glaser - 500,000 shares; (b) Michael Tracy - 1,000,000 shares; (c) William Becker - 500,000 shares; and (d) Larry Becker - 250,000 shares. The parties agree to the following timetable of actions to be completed before the $2,000,000 funding round and at the time of the $2,000,000 funding round: (a) agreement of a management contract with Geoff Girdler; (b) gaining Federal Communications
Commission approval on a change of control of the corporation.

Exchange Agreement between us and Hartford Holdings
We have an exchange and conversion agreement with Hartford Holdings which provides for the following:
     o    Hartford Holdings will surrender certificates to us representing
          3,962,004 shares of our common stock;
     o    In exchange for the surrender of the above certificates, we shall exchange without further cost 594,301 shares of our common stock and
          16,838.5 Shares our preferred stock;
     o    Hartford has the option, upon written notice to us, to have us register the 594,301 shares of our common stock on a registration statement.

Exchange Agreement between us and Ionian Investments, Ltd.
We have a May 30, 2003 Exchange and Conversion Agreement with Ionian
Investments, Ltd. which provides for the following:
     o    Hartford Holdings will surrender certificates to us representing
          2,000,000 shares of our common stock;
     o    In exchange for the surrender of the above certificates, we shall exchange without further cost 112,500 shares of our common stock and
          3,187.5 Shares of our preferred stock;
     o    Hartford has the option, upon written notice to us, to have us register the 112,500 shares of our common stock on a registration statement.

Exchange Agreement between us and Michael Tracy.
We have a May 26, 2003 Exchange and Conversion Agreement with our Chief
Executive Officer, Michael Tracy, which provides for the following:
     o    Michael Tracy will surrender all certificates representing shares of our common stock which we have issued to Michael L. Tracy, his heirs, successors or assigns which correspond or were issued in connection or association with the schedule of notes as reflected in Exhibit 1 to the exchange agreement, as well as shares issued on the date or reorganization as consideration and shares issued for salary to us representing 4,317,775 shares of our common stock;
     o    In exchange for the surrender of the above certificates, Michael Tracy has the right to exchange without further cost all notes and shares of common stock issued as consideration for any of the notes listed in
          Exhibit 1, as well as shares issued as in lieu of salary for 3,584,151 shares of common stock and 101,551 shares of preferred stock;
     o    Michael Tracy has the right, upon written notice to us, to exercise certain registration rights specified in the exchange agreement.

Exchange Agreement between us and WYSE Investments. Ltd.
We have a May 26, 2003 Exchange and Conversion Agreement with WYSE Investments,
Ltd. which provides for the following:
     o    WYSE Investments will surrender certificates to us representing
          2,000,000 shares of our common stock;
     o    In exchange for the surrender of the above certificates, we shall exchange 500,000 shares of our common stock for 75,000 shares of common stock and 2,125 shares of our preferred stock;
     o    WYSE Investments has the right, upon written notice to us, to exercise certain registration rights specified in the exchange agreement.

Exchange Agreement between us and Ardara Investments, Ltd.
We have a May 30, 2003 Exchange and Conversion Agreement with Ardara
Investments, Ltd. which provides for the following:
     o    Adara Investments will surrender certificates to us representing
          2,000,000 shares of our common stock;
     o    In exchange for the surrender of the above certificates, we shall exchange 750,000 shares of our common stock for 112,500 shares of common stock and 3,187 shares of our preferred stock;
     o    Adara Investments has the right, upon written notice to us, to exercise certain registration rights specified in the agreement.

Exchange Agreement between us and Becker Capital Investments, Ltd.
We have a May 26, 2003 Exchange and Conversion Agreement with Becker Capital
Investments, Ltd. which provides for the following:
     o    Becker Capital Investments will surrender all certificates to us representing all shares of common stock which have been issued by us to Becker Capital Management, Larry Becker, his heirs, successors or assigns;
     o    In exchange for the surrender of the above certificates, we shall exchange all notes and shares of common stock issued as consideration for any of the notes listed in Exhibit 1 of the Exchange Agreement for
          632,002 shares of our common stock and 17,906 shares of our preferred stock;
     o    Becker Capital Investments has the right, upon written notice to us, to exercise certain registration rights specified in the agreement.

Exchange Agreement between us and Michael L. Glaser.
We have a May 26, 2003 Exchange and Conversion Agreement with Michael L. Glaser which provides for the following:
     o    Michael L. Glaser will surrender all certificates to us representing all shares of common stock which have been issued by us to Michael L.
          Glaser, his heirs, successors or assigns which correspond or were issued in connection with the schedule of notes attached in Exhibit 1 to the agreement;
     o    In exchange for the surrender of the above certificates, we shall exchange all notes and shares of common stock issued as consideration for any of the notes listed in Exhibit 1 of the Exchange Agreement for
          886,380 shares of our common stock and 25,441 shares of our preferred stock;
     o    Michael L. Glaser has the right, upon written notice, to exercise certain registration rights specified in the agreement.

Consulting Agreement with Bear Paw Software, Inc.
We have a January 2004 verbal consulting agreement with Bear Paw Software to provide on a monthly basis senior level oversight of network operations and infrastructure implementation. We pay Bear Paw Software $10,000 per month for those services. This agreement is cancelable at any time by either party to the agreement.

Office Lease Agreements
Our office lease agreements are summarized below under Item 2, Description of
Properties.

ITEM 2. DESCRIPTION OF PROPERTIES
Our wholly owned subsidiary, Tracy Corporation II, leases 5,168 square feet of office space and space for the location of our switching center at our executive offices, 1225 Sage Street in Gering, Nebraska from our Chief Executive Officer,
Michael Tracy, for a monthly lease payment of $2,500. This space is adequate for our needs. This lease expires on October 31, 2007.

We have an Office Services Agreement with the Center for Premier Suites and
Business Services, Inc. for approximately 400 square feet of office space, with access to a common conference room, reception area and office services, and at our Georgia office located at 300 Village Green Circle, Suite 201 Smyrna, GA
30080. This agreement is effective as of November 10, 2003 and terminates on
May 31, 2004. The monthly payment is $1895. This space is adequate for our needs. We intend to renew this lease.

We own tower sites in the following locations:
     o    Guernsey, Wyoming
     o    Wheatland, Wyoming
     o    Torrington, Wyoming
     o    Henry, Nebraska
     o    Gering, Nebraska
     o    Bushnell, Nebraska
     o    Kimball, Nebraska
     o    Dix, Nebraska
     o    Sidney, Nebraska
     o    Oshkosh, Nebraska
     o    Minatare, Nebraska
     o    Ogallala, Nebraska
     o    Alliance, Nebraska

We rent tower space or tower sites in the following locations:
     o    Douglas, Wyoming
     o    Mitchell, Nebraska
     o    Scottsbluff, Nebraska
     o    Chadron, Nebraska
     o    Sterling, Colorado

The leases and rental agreements pertaining to these tower sites are generally a five year term. Rental charges are based on a monthly rate calculated by the number of feet of tower space between the antenna location on the tower and the ground multiplied by a per foot rate, plus a monthly charge for equipment space within the building at the base of the tower site used to house equipment.

ITEM 3. LEGAL PROCEEDINGS
From approximately November 2001 to approximately February 2003, we were involved with litigation involving Plexus Corporation, one of our vendors, which related to a dispute regarding the services provided by Plexus Corporation and the amount claimed by Plexus that we owed for such services (American
Arbitration Case No. 57 117 00155 01 Telemetrix, Inc. and Telemetrix
Technologies (Tracy Corporation II) v. Plexus Corporation, Plexus Technology
Group and Plexus Electronic Corporation. During February 2003, we settled this litigation by which we and Plexus mutually released each other from any and all claims against the other party and we are not required to make any payment to
Plexus.

During March 2002, a complaint was filed against us in James M. Doyle v.
Telemetrix, Inc. (District Court of Scotts Bluff County, Nebraska; Case No.
CI-02-157H) claiming that we failed to pay certain wages due to James Doyle. On
May 31, 2002 a default judgment was entered against us in the amount of $56,134.
On June 19, 2002, an amended default judgment was entered against us for an additional $14,033, for a total judgment of $70,167. On or about December 12,
2002, we filed a Motion to Vacate Judgment. We are attempting to settle this litigation.

Apart from this matter, we are subject to dispute and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the year ended
December 31, 2003.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board or the National Quotation Bureau's Pink Sheets.
From April 2003 to present, our common stock has been quoted under the symbol
TLXT on the National Quotation Bureau's Pink Sheets. From April 1999 to April
2003, our common stock was quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  2003                   Low        High
             ----------------------------------------------
             Fourth Quarter              .06        .50
             Third Quarter               .06        .14
             Second Quarter              .08        .16
             First Quarter               .06        .14

                  2002                   Low        High
             ----------------------------------------------
             Fourth Quarter              .08        .17
             Third Quarter               .15        .34
             Second Quarter              .23        .75
             First Quarter               .12        .35

The source of the above information is table.finance.yahoo.com.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Reports and Other Information to Shareholders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the
Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Holders
As of April 30, 2004, we had 249 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of April 30, 2004, there were 7,055,631 shares of our stock held by non-affiliates and 11,420,754 shares of our stock held by affiliates.

Options
We have 450,000 options outstanding to purchase 450,000 shares of our common stock.

Warrants
We have 631,250 warrants outstanding, which if exercised are convertible into
631,250 shares of our common stock.

Penny Stock Considerations.
Our shares are "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 as equity securities with a price of less than
$5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:
     o    Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
     o    Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
     o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
     o    Make a special written determination that the penny stock is a suitable investment for the  purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our stock, which may affect the ability of shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends.
We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans.
Not applicable.

Recent Sales of Unregistered Securities.
On or about September 10, 2001, we filed a Form S-8 Registration Statement under the Securities Act of 1933 registering 375,000 shares of our common stock to be issued to Scott Parliament in accordance with an August 20, 2001 consulting agreement we had with Mr. Parliament. On September 21, 2001, we issued 375,000 shares of our common stock to Mr. Parliament, who was referred to us by Sarah R.
Speno of 1st SB Partners Ltd. We received and acted in reasonable reliance upon legal advice and guidance from our legal counsel at the time regarding the issuance to Mr. Parliament ; however, we have been recently advised that certain investor relations related services that were to be provided by Mr. Parliament are prohibited under Regulation S-8. As such, the issuance of the 375,000 shares of our common stock to Mr. Parliament may have violated the registration provisions of the federal securities laws, specifically Section 5 of the
Securities Act of 1933.

Use of Proceeds from Registered Securities.
Not applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION.
The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. The terms "the Company," "we," "our" or "us" refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates" or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $5 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of "churn"
representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

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
instead, we began focusing on providing Global Systems for Mobile communications
(GSM) network access for telemetry devices from third party providers. We began providing access to the nationwide GSM network through our network and roaming agreements for short message service customers that use data and short message service to communicate with and control their telemetry and telematic hardware devices. At that time, we began conducting business in telemetry services, which consisted of Short Message Services (SMS), including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message (SM), and an activation fee for subscriber/customers.

Capital Expenditures and Requirements
During 2003, we committed to one significant capital expenditure of approximately $500,000 for a Mobile Switching Center (MSC). If we obtain adequate funding, we expect to make the following significant capital expenditures during 2004: (a) $300,000 for additional switching equipment; (b)
$150,000 for a short message service center; and (c) $75,000 for infrastructure hardware and software to support our billing system.

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

During our Fiscal Year 2003 period, our revenues were derived from the following:
     o    $251,149 from our telemetry related services;
     o    $119,166 from our pager related services; and
     o    $11,652 from tower rental.

Our revenues are dependent upon the following factors:
     o    Our ability to secure additional agreements for customers using our network for nationwide network access for short message service and data;
     o    Our CentreGate Division's ability to sell their service offerings and implement the hardware and software for network operations and billing services;
     o    Our ability to hire and maintain contract engineers that will be able to install and  maintain and support the equipment and software necessary for both our division services as well as the CentreGate
          Division;
     o    Demand for our services;
     o    Individual economic conditions in our markets; and
     o    Our ability to market our services.

Years ended December 31, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2003 increased 107.96% to
$381,967 from $183,670 for the same period in 2002. The increase in our Revenues is primarily attributable to having telemetry related message revenues of
$251,149 for the year ended December 31, 2003 compared to $14,784 for the comparable 2002 period, representing an increase of $236,365 or 1598% in telemetry related revenue. In contrast, our pager related revenues decreased by
$39,255 or 24.78% from $119,166 during the year ended December 31, 2003 compared to $158,421 for the comparable 2002 period. We believe that during the year 2004 pager related revenues will continue to decline since the overall North American pager market has experienced a consistent decline in revenues over the past years due to the increasing usage of wireless technology. We will attempt to expand our revenues by marketing our network data access and generating associated revenues and through our CentreGate Division's carrier and wireless operator services.

Cost of Revenues. Cost of revenues currently consist primarily of pager equipment, equipment repairs, software, additional phone circuits, and base station infrastructure operating equipment. Cost of revenues increased $44,553 or 139.89% to $76,400 for the year ended December 31, 2003, from $31,847 for the comparable 2002 period, representing 20% and 15.96% of the total revenues for the year ended December 31, 2003 and December 31, 2002, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increased proportion of our revenues that are derived from telemetry related message services, which accounted for approximately 65.75% of our Revenues in the year ended December 31, 2003 and only 7.04% in the year ended December 31,
2002.

Should telemetry related revenues grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase, but not on a direct relationship. If competition driven market conditions force us to lower the prices that we charge our customers, our cost of revenues as a percentage of revenues will increase.

Operating Losses. Operating losses for the year ended December 31, 2003 decreased by 13.68% or $440,025 to ($2,777,431) from ($3,217,456) for the comparable 2002 period. The decrease in operating losses was primarily due to the following decreases on our expenses: (a) a $514,079 decrease in our selling, general and administrative expenses, or a 41.48% decrease, from $725,149 for the twelve months ending December 31, 2003 to $1,239,228 for the comparable 2002 period; and (b) a 100% decrease in our research and development expense from
$119,510 for the twelve months ending December 31, 2002 to $0 for the comparable
2003 period. The decrease in expenses was partially offset by a $331,424 or
14.05% increase in our non-cash stock compensation from $2,026,425 during fiscal year 2002 to $2,357,849 during fiscal year 2003.

Non-Cash Stock Compensation Expense. Non-Cash Stock based Compensation had a
$331,424 or 14.05% increase in our non-cash stock compensation from $2,026,425 during fiscal year 2002 to $2,357,849 during fiscal year 2003. This increase is attributable principally to shares to be issued as consideration for related party notes.

Research and Development Expenses. Research and development expenses were $0 and
$119,510 for the year ended December 31, 2003 and 2002, respectively, which represents 0% and 59.89% of revenues for the years ended December 31, 2003 and
2002, respectively. The 2002 research and development expenses consist of engineering services and the development and purchase of software, hardware and firmware for our telemetry based hardware. The decrease in our research and development expenses is attributable to termination of all hardware and software research and development project because of changing market conditions, in which competitive telemetry based hardware became increasingly available in the marketplace. As a result, the project was no longer viable from a competitive cost perspective.

Selling, General and Administrative Expenses. Selling, General and
Administrative expenses decreased by $514,079 to $725,149 for the year ended
December 31, 2003 from $1,239,228 for the year ended December 31, 2002. As a percentage of revenues, Selling, General and Administrative expenses decreased to 189.85% for the year ended December 31, 2003 from 621.00% for the year ended
December 31, 2002. The decrease in our Selling, General and Administrative
Expenses is mainly attributable to reducing our operations and staffing and reducing travel related expenses, including travel and attendance at conventions.

Interest Expense. Interest expense decreased by $210,199 or 37.78% to $346,176 for the year ended December 31, 2003 from $556,375 for the year ended December
31, 2002.

Impairment of Assets. Impairment of Assets decreased by $5,578,407 or 98.19% to
$103,000 for the year ended December 31, 2002 from $5,681,407 for the comparable
2002 period. This decrease is due our recording of impairment losses in 2002 related to goodwill, patents and construction in progress and impairment losses related to the obsolescence of equipment in 2003.

Net Loss. Net Loss for the year ended December 31, 2003 decreased by $6,503,552 or 68.78% to ($2,951,932) as compared to ($9,455,484) for the year ended
December 31, 2002.

Net Loss Per Share. The net loss per share of common stock for the year ended
December 31, 2003 was ($0.16) for the weighted average shares (fully diluted)
outstanding of 18,475,176 Shares and ($0.51) for the year ended December 31,
2002 for the same number of shares.

Balance Sheet

Current Assets. Current assets amounted to $105,292 as of December 31, 2003 as compared to $50,277 as of December 31, 2002. This $55,065 or 109.52% increase in our current assets is mainly attributable to an increase in cash.

Property and Equipment. Property and Equipment amounted to $5,106 as of December
30, 2003 as compared to $473,516 as of December 31, 2002. This $468,410 or
98.92% decrease in our Property and Equipment is attributable principally to depreciation of $31,447, the write off of software of $103,000 due to impairment and the write off of certain equipment related to the settlement of certain litigation of $288,193.

Current Liabilities. As of December 31, 2003, current liabilities decreased to
$4,995,342 as compared with $8,726,611 as of December 31, 2002. This $3,731,269 decrease or 42.76% in our current liabilities results mainly from the conversion of debt by three main noteholders and investors from debt to a subscription for our common stock.

Liquidity and Capital Resources December 31 2003.

Cash as of December 31, 2003 amounted to $34,811 as compared with $0 for the year ended December 31, 2002, an increase of $37,811 or 100%. This increase was generated by deposits received by us in the month of December 2003, proceeds from investor loans in November and December 2003, less disbursements for operations and deposits on certain equipment.

Net cash used in operating activities for the twelve months ended December 31,
2003 was ($577,977). This results principally from the loss from operations and decrease in accounts payable offset by impairment losses and stock subscriptions.

We plan to change the method of financing our operations from incurring debt to be used against future conversion to equity to funding for the current commitments for capital expenditures mainly from equity sources and company operations. We do not have material commitments for capital expenditures for the current year 2004. We will also continue to finance our operations from loans from major shareholders and fundraising activities. We do not believe our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2004; therefore, we plan to raise money through a public or private placement to fund the implementation of an expanding operational plan.

For the year ended December 31, 2003 and 2002, we incurred net losses of
$2,951,932 and $9,455,238. In addition, we had a working capital deficit of
$4,890,050 and stockholders' deficit of $4,917.986 at December 31, 2003. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure financing.

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
     o    Salaries and labor = $185,000
     o    Network operating costs = $300,000
     o    Network infrastructure = $85,000
     o    General and Administrative (exclusive of salaries) = $270,000

Our current cash of $76,682 as of March 31, 2004 will satisfy our cash requirements for only approximately one month.

Accordingly, we will be unable to fund our expenses through our existing assets or cash unless we obtain adequate financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our business plans. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
     o    Significantly reduce, eliminate or curtail our business to reduce operating costs;
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
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we are unable to satisfy our obligations and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under
Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter
7 or Chapter 11 bankruptcy action against us. If our creditors or we file for
Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, owners of our shares could lose their entire investment.

At December 31, 2003 we had a working capital deficit of $4,890,050.

Cash used by operating activities was ($577,977) for the twelve months ended
December 31, 2003. Net cash used by investing activities was ($106,250). Net cash provided by financing activities was $719,038 which consisted principally of advances from affiliates of $568,640 and proceeds from convertible debt of
$350,000 less repayments of affiliate loans of $100,000 and long term debt of
$99,602.

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

ITEM 7. FINANCIAL STATEMENTS

                                TELEMETRIX, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S

        Reports of Independent Auditors ................................22

        Financial Statements:

        Notes to Financial Statements ................................27-30

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc.
as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and
2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December
31, 2003, and results of its operations and its cash flows for the years ended
December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 12, 2004

                                Telemetrix, Inc.
                           Consolidated Balance Sheet
                                December 31, 2003

Assets

Current assets:
   Cash                                                            $    34,811
   Accounts receivable                                                  58,232
   Other current assets                                                 12,248
                                                                   -----------
     Total current assets                                              105,292
                                                                   -----------
Property and equipment, net                                              5,106
                                                                   -----------
Other assets:
   Deposit on Equipment purchase                                       101,000
   Licenses                                                            258,423
                                                                   -----------
                                                                       359,423
                                                                   -----------
                                                                   $   469,820
                                                                   ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                $ 1,576,130
   Accrued expenses                                                    515,107
   Accounts payable and accrued expenses - affiliates                  523,945
   Convertible debentures                                            1,200,000
   Notes payable - affiliates                                          392,313
   Current portion of long-term debt                                   337,849
   Convertible debt                                                    350,000
   Customer deposit                                                    100,000
                                                                   -----------
     Total current liabilities                                       4,995,344
                                                                   -----------
Long-term debt                                                         392,463
                                                                   -----------
Stockholders' (deficit):
   Preferred stock, $.001 par value,
     5,000,000 shares authorized
     no shares issued or outstanding                                         -
   Preferred stock, Series D, $.001 par value,
     Convertible, liquidation preference $30 per share,
     250,000 shares authorized none issued or outstanding                    -
   Common stock, $.001 par value,
      25,000,000 shares authorized,
      18,476,186 shares issued and outstanding                          18,477
   Paid in capital                                                  51,147,136
   Subscribed common shares                                          5,722,244
   Accumulated (deficit)                                           (61,901,647)
   Deferred compensation                                               (95,951)
                                                                   -----------
                                                                    (5,109,741)
Other comprehensive income:
   Currency translation adjustment                                     191,754
                                                                   -----------
                                                                    (4,917,987)
                                                                   -----------
                                                                   $   469,820
                                                                   ===========

      See the accompanying notes to the consolidated financial statements.

                                Telemetrix, Inc.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2003 and 2002

                                                       2003            2002
                                                   ------------    ------------
Revenue:
  Pager and telemetry                              $    370,315    $    173,205
  Other                                                  11,652          26,349
                                                   ------------    ------------
                                                        381,967         199,554
                                                   ------------    ------------
Cost of revenue:
  Pager and telemetry                                    76,400          31,847
                                                   ------------    ------------
Gross margin                                            305,567         167,707
                                                   ------------    ------------
Operating expenses:
   Research and development                                   -         119,510
   Non-cash stock compensation                        2,357,849       2,026,425
   Selling, general and administrative expenses         725,149       1,239,228
                                                   ------------    ------------
                                                      3,082,998       3,385,163
                                                   ------------    ------------
(Loss) from operations                               (2,777,431)     (3,217,456)
                                                   ------------    ------------
Other (income) expense:
  Other income                                           (5,455)              -
  Impairment of assets                                  103,000       5,681,407
  Gain from extinguishment of debt                     (269,220)              -
  Interest expense                                      346,176         556,375
                                                   ------------    ------------
                                                        174,502       6,237,782
                                                   ------------    ------------
Net (loss) before comprehensive income               (2,951,933)     (9,455,238)

Comprehensive (loss)                                          -            (246)
                                                   ------------    ------------
Net (loss)                                         $ (2,951,933)   $ (9,455,484)
                                                   ============    ============
Per share information - basic and fully diluted:
  Weighted average shares outstanding                18,476,176      18,476,176
                                                   ============    ============
  Net (loss) per share                                  $ (0.16)        $ (0.51)
                                                   ============    ============

      See the accompanying notes to the consolidated financial statements.

                                Telemetrix, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                     Years Ended December 31, 2003 and 2002

                                              Additional  Subscribed               Currency
                              Common Stock     Paid in      Common     Deferred   Translation  Accumulated
                            Shares    Amount   Capital      Shares   Compensation  Adjustment   (Deficit)       Total
                          ---------- ------- -----------  ---------- ------------ -----------  ------------  -----------
Balance at
 December 31, 2001        18,476,186 $18,477 $46,808,483  $1,757,000  $ (171,000) $   192,000  $(49,494,476) $ (889,516)

Deferred compensation
 expensed                          -       -           -           -     171,000            -             -      171,000
Subscribed common shares
 for services                      -       -           -     288,000           -            -             -      288,000
Subscribed common shares
 for loan incentives               -       -           -   1,738,425    (283,625)           -             -    1,454,800
Currency translation
 adjustment                        -       -           -           -           -         (246)            -         (246)
Net (loss) for the year            -       -           -           -           -            -    (9,455,238)  (9,455,238)
Balance at
 December 31, 2002        18,476,186  18,477  46,808,483   3,783,425    (283,625)     191,754   (58,949,714)  (8,431,200)
                          ========== ======= ===========  ==========  ==========  ===========  ============  ===========

Deferred compensation
 expensed                          -       -           -           -     283,625            -             -      283,625
Subscribed common shares
 forgiven                          -       -   3,233,978  (3,233,978)          -            -             -            -
Subscribed common shares
 for loan incentives               -       -           -     458,500     (95,951)           -             -      362,549
Discount on common shares          -       -   1,104,675           -           -            -             -    1,104,675
Common shares subscribed
 for services                      -       -           -     607,000           -            -             -      607,000
Subscribed common shares
 for loan conversions
 and interest                      -       -           -   4,107,297           -            -             -    4,107,297
Net (loss) for the year            -       -           -           -           -            -    (2,951,933)  (2,951,933)
Balance at
 December 31, 2003        18,476,186 $18,477 $51,147,136  $5,722,244  $  (95,951) $   191,754  $(61,901,647) $(4,917,987)
                          ========== ======= ===========  ==========  ==========  ===========  ============  ===========

      See the accompanying notes to the consolidated financial statements.

                                Telemetrix, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                      2003             2002
                                                  -----------      -----------
Cash flows from operating activities:

Net (loss)                                        $(2,951,932)     $(9,455,238)
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
 Depreciation and amortization                        174,753          196,212
 Impairment of goodwill and other assets              103,000        5,681,407
 Gain on the extinguishment of debt                  (269,220)               -
 Common stock subscriptions for services
  and other non-cash items
  net of amount of deferred compensation            2,357,849        1,913,800
 Increase (decrease) in accounts
  receivable                                           (7,378)          10,053
 (Decrease) in other current assets                       (74)         (12,060)
 Increase (decrease) in accounts payable             (280,107)         219,874
 Increase (decrease) in accrued expenses               51,244         (106,137)
 Increase in customer deposits                        100,000                -
 Increase in accounts payable and
  accrued expenses - affiliates                       143,888          844,925
                                                  -----------      -----------
   Total of adjustments                             2,373,955        8,748,074
                                                  -----------      -----------
Net cash (used in) operating activities              (577,977)        (707,164)
                                                  -----------      -----------

Cash flows from investing activities:
  Deposits on equipment                              (101,000)               -
  Purchase of property and equipment                   (5,250)         (96,867)
                                                  -----------      -----------
Net cash (used in) investing activities              (106,250)         (96,867)
                                                  -----------      -----------

Cash flows from financing activities:
  Advances from affiliates                            568,640          549,351
  Repayment of affiliate advances                    (100,000)               -
  Proceeds from convertible debt                      350,000                -
  Bank overdraft                                            -          244,162
  Payments on long-term debt and notes                (99,602)          (2,236)
                                                  -----------      -----------
Net cash provided by financing activities             719,038          791,277
                                                  -----------      -----------
Effect of foreign currency translation
  on cash                                                   -             (246)

Net increase (decrease) in cash                        34,811          (13,000)

Beginning - cash balance                                    -           13,000
                                                  -----------      -----------
Ending - cash balance                             $    34,811      $         -
                                                  ===========      ===========

Supplemental cash flow information:
  Cash paid for income taxes                      $         -      $         -
                                                  ===========      ===========
  Cash paid for interest                          $    37,834      $    83,942
                                                  ===========      ===========

Non cash investing and financing activities:
  Conversion of related party notes
  and interest to stock subscriptions             $ 4,107,297      $         -
                                                  ===========      ===========
  Forgiveness of related party stock
  subscriptions                                   $ 3,233,978      $         -
                                                  ===========      ===========

      See the accompanying notes to the consolidated financial statements.

                                Telemetrix, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Telemetrix Inc. (the "Company") was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado
Corporation ("TRG, Inc."), acquired Telemetrix Resource Group Limited (TRG
Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.`s sole shareholder, pursuant to a share exchange and plan of reorganization. On March
22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy
Corporation II d/b/a Western Total Communication ("WTC") executed a Plan of
Reorganization, which contemplated a share exchange and reorganization transaction (the "Combination"). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox's common stock. Arnox's historical financial statements become those of TRG Ltd., as TRG
Ltd.`s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On
September 22, 1999, the final phase of the combination closed, whereby, the
Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox's common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of
11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

Arnox became Telemetrix, Inc.
TRG Ltd. Became Telemetrix Solutions, Inc.
WTC became Telemetrix Technologies, Inc.

The Company offers wireless paging service, personal communications services
("PCS") service, PCS nationwide network access and services and technology to telecommunications carriers and other businesses.

Network access involves providing a source and means for telemetry and telematic companies and customers to use the nation wide PCS networks of major carriers for the transmission of data and messages which are necessary in the conduct of their business. Telemetrix provides the service as a "data only" offering through the roaming agreements which it has with other PCS carriers and operators in North America, including Mexico and Canada.

PCS carriers use the Company's technology to provide network services for their wireless customers. Telemetrix has the ability to use its infrastructure equipment located in Gering, Nebraska to provide switching and billing services for smaller carriers that would otherwise be unable to have access to these services.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year's financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes paging and telemetry revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer.

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
Vehicles                                      5 years
T-3000 equipment                              5 years

Licenses

Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was
$92,285 during 2003 and 2002.

Licenses consists of the following at December 31, 2003:

       Licenses                                        $ 922,856
       Less: accumulated amortization                    664,433
                                                       ---------
                                                       $ 258,423
                                                       =========

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures.
Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. During 2003 and 2002 the Company recorded impairment losses as discussed in Note 4.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic
earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development

Research and development costs are expensed as incurred and were $0 and $119,510 during 2003 and 2002.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs included in selling, general and administrative expenses were $1,441 and $20,372 during
2003 and 2002.

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

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and
Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,
"Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.
The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Foreign Currency Translation

The functional currency of one of the Company's subsidiaries is the applicable local currency. The translation from the applicable foreign currency to U.S.
dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from translation are included in stockholders' (deficit).

The Company's subsidiary located in Toronto, Canada ceased operations and activities as of March 31, 2002.

Recent Pronouncements

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No.
149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS
149 to have an impact on its financial position or operating results.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46,
Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after
January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an
amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2003 and 2002, the Company incurred net losses of $2,951,932 and $9,455,238 and has a working capital deficit of
$4,890,052 and a stockholders' deficit of $4,917,986 at December 31, 2003.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. Failure to secure such financing may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

         Land                                        $   13,301
         Buildings                                       16,803
         Vehicles                                        32,147
         Furniture and office equipment                  53,734
         Computer equipment and  software               146,025
         Equipment                                      707,002
                                                     ----------
                                                        969,012
         Accumulated depreciation and amortization     (963,906)
                                                     ----------
                                                     $    5,106
                                                     ==========

Depreciation and amortization expense for the years ended December 31, 2003 and
2002 was $82,468 and $100,195.

NOTE 4. IMPAIRMENT LOSSES

During the years ended December 31, 2003 and 2002 the Company determined that certain long-lived assets were impaired. The Company charged the amount by which fair value, determined by comparing the estimated future cash flows of such assets to their carrying value of $103,000 and $5,681,407, exceeded their carrying value. The following impairment losses were charged to operations during 2003 and 2002.

         Goodwill                       $        -        $4,529,359
         Patent                                  -            37,147
         Equipment                         103,000                 -
         Construction in progress                -         1,114,901
                                        ----------        ----------
                                        $  103,000        $5,681,407
                                        ==========        ==========

NOTE 5. NOTES PAYABLE - RELATED PARTIES

The Company has outstanding notes payable to affiliates in the principal amount of $392,313 at December 31, 2003. These notes are due on demand and bear interest at 10% per annum. During the years ended December 31, 2003 and 2002, the affiliates advanced additional funds of $568,640 and $549,341 respectively and the Company made repayments of the advances of $100,000 and $0 respectively.
The Company has accrued interest aggregating $108,762 at December 31, 2003 and recorded interest expense of $236,342 and $364,021 during the years ended
December 31, 2003 and 2002. In addition to the stated interest rates the Company has agreed to issue an aggregate of 16,650,301 shares of common stock as additional consideration for the loans. These shares have been valued at
$3,951,927, which represents the fair market value of the shares on the dates of the loans. During 2003 and 2002 $458,500 and $1,738,425 has been charged to operations related to these issuances and through December 31, 2003 $95,951 has been recorded as deferred compensation and represents the unearned portion of the shares. To date none of the shares have been issued. During May 2003 in conjunction with the conversion of the notes and accrued interest discussed below the note holders forgave the issuance of an aggregate of 10,594,539 shares of common stock with an aggregate value of $3,233,978. During May 2003, the
Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders will include the issuance of preferred and common shares of the Company. The Corporation's Amended Articles of
Incorporation ("Articles") authorizes the Corporation to issue up to 5,000,000
Preferred Shares, with a par value of $.001 ("Preferred Shares") in one or more series at such price and in such number as authorized by the Board of Directors.
The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated
250,000 Preferred Shares as Series D Preferred Shares (see Note 9).

NOTE 6. NOTES PAYABLE

Convertible debentures - interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a
  stock offering of $6,000,000 at January 1, 2001. Such an
  offering was not completed. The debentures are currently
  in default                                                          $1,200,000

Note payable - Federal Communications Commission (C Block)
  interest at 7% per annum. Interest payments only of $13,543 due on a quarterly basis through September 2002. Quarterly interest and principal payments of $55,875 beginning December 2002
  until maturity at September 2006, secured by FCC license               688,484

Note payable - Federal Communications Commission (F Block)
  interest at 7% per annum. Interest payments only of $1,163 due on a quarterly basis through April 1999. Quarterly interest and principal payments of $2,975 beginning July 2001
  until maturity at April 2007, secured by FCC license                    41,828
                                                                      ----------
                                                                       1,930,312
Less: current portion                                                  1,537,849
                                                                      ----------
                                                                      $  392,463
                                                                      ==========

Maturity of long term debt is as follows:

                        2004     $   1,537,849
                        2005           211,078
                        2006           173,022
                        2007             8,363
                                 -------------
                                 $   1,930,312
                                 =============

NOTE 7. CONVERTIBLE DEBENTURES

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003 the Company was advanced an aggregate of $350,000 pursuant to these demand notes. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes may be converted into the Company's common shares at $.04 per share and the difference between the conversion price and the fair market value of the shares at the time of conversion, if conversion occurs, will be charged to interest expense. The Company is subject to certain representations and requirements contained in the loan agreement and is not in compliance with certain of those representations and requirements. As of the date of the financial statements the Company has not been notified of any default on the funding agreement.

NOTE 8. INCOME TAXES

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
                                                       -----
                                                         -

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $46,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023 subject to certain limitations resulting from a change in control. The deferred tax asset of approximately $15,000,000 relating to the operating loss carryforward has been fully reserved at December 31, 2003.

NOTE 9. STOCKHOLDERS' (DEFICIT)

Preferred Stock

     1. Rank. Series D Preferred Shares ("Series D Shares") are senior to the
Company's common shares ("Common Shares"), in priority for receiving distributions and for payment upon liquidation of the Company.

     2. Preference. Each Series D Share has a liquidation preference of $30.00 plus all accrued but unpaid distributions (the "Preference").

     3. Conversion Rate. Upon a Conversion Event (seess.8) the affected Series D
Shares shall convert into Common Shares at the Conversion Rate. The 'Conversion
Rate' shall initially be two hundred (200) Common Share into one Series D Share but will automatically adjust:
     3.1. in the same manner as the Common Shares were adjusted in stock splits, share consolidations, stock dividends, recapitalizations, and similar changes to the Company's capitalization ("Recapitalization"). For example, if each Common
Share was split into two recapitalized Common Shares then the Conversion Rate would become one Series D Share into four hundred recapitalized Common Shares);

     3.2. so that the percentage of the total Common Shares and securities convertible into Common Shares (collectively, "Share Equivalents") represented by the Series D Shares owned by each Series D Holder (the "Series D Percentage")
does not change despite any issuance of Share Equivalents (excluding securities issued pursuant to an employee stock option plan) at a per-Share Equivalent price below the Preference.
     Upon the occurrence of each adjustment of the Conversion Rate, the Company, at its expense, shall promptly compute such Conversion Rate adjustment and furnish each Series D Holder with a certificate stating the new Conversion Rate and explaining the facts underlying the Conversion Rate adjustment. The term
'Common Equivalent Basis' means equally with the Common Shares as though the
Series D Shares were converted into Common Shares at the then-applicable
Conversion Rate.

     4. Distributions. Each Series D Preferred Shareholder (a "Series D Holder")
shall participate in distributions on a Common Equivalent Basis.

     5. Liquidation Preference. If the Company is liquidated, Series D Holders shall receive their entire Preference (i.e., $30.00 per Series D Share plus all accrued but unpaid distributions) before any distribution or payment is made on any junior capital stock (including the Common Shares). After receiving this
Preference, Series D Holders will then participate in distribution of the
Company's assets on a Common Equivalent Basis.

     6. Voting Rights. Series D Shares shall vote as a separate voting group on the following matters:
     6.1. issuance of any Company capital stock senior to the Series D Shares in priority for receiving distributions, for payment of any liquidation preference and in redemption rights;
     6.2. alteration of the Preferences of the Series D Shares, including amendments to the Articles or Bylaws;
     6.3. liquidation, Recapitalization or similar corporate reorganization;
     6.4. loans, borrowings, debt, guarantees or similar obligations ("Debt") by
Company except when Company's aggregate Debt is below $3,000,000;
     6.5. transaction or associated transactions:
          6.5.1. involving a merger, consolidation or similar transaction;
          6.5.2. issuing or transferring more than 50% of the Company's voting stock;
          6.5.3. selling  all or substantially all Company assets; when the resulting deemed value of the Common Shares would be less than $15.00 per
     Common Share;
     6.6. conversion of all Series D Shares into Common Shares pursuant to
Section 8.4;
     6.7. transactions identified in Sections 7.4.2 & 7.4.6 after the aggregate
Share Equivalents issued in such transactions exceeds $1 million; and
     6.8. when the Act requires voting as a separate voting group.
Each Series D Holder has the right to notice of all meetings of the Company's shareholders, to attend such meetings and to vote on a Common Equivalent Basis on all matters presented for vote by the Common Shares except for those specified in this Section.

     7. Preemptive  Rights. If the Company sells any Share Equivalents then each
Series D Holder may prevent a reduction in its Series D Percentage after such sale ("Preemptive Right") by purchasing a sufficient portion of such Share
Equivalents.
     7.1.  Company will notify each Series D Holder about the proposed sale of
Share Equivalents, the terms, the proposed sale date and the amount the Series D
Holder must pay to prevent reduction in its Series D Percentage ("Preemption
Price").
     7.2. To exercise its Preemptive Right, a Series D Holder must provide the
Preemption Price to Company within 30 days after the notice of the proposed sale; otherwise a Series D Holder waives its Preemptive Right for that particular sale.

     7.3. Company will permit those Series D Holders exercising their Preemptive
Right to exercise the Preemptive Right of those Series D Holders that do not exercise their Preemptive Right; such exercise shall be pro rata to the relative
Series D Percentages of the exercising Series D Holders and payment must occur at least 10 days before the proposed date for the sale of the Share Equivalents.
     7.4. This Section does not apply to issuance's or sales of Share
Equivalents:
          7.4.1. pursuant to employee stock or option grants;
          7.4.2. to strategic corporate partners;
          7.4.3. for equipment financing;
          7.4.4. to acquire another business;
          7.4.5. in an underwritten public offering; or
          7.4.6. in a transaction when the Company does not receive cash proceeds from such issuance or sale; but Series D Holder approval is required pursuant to Section 6.8 after the aggregate Share Equivalents issued in transactions identified in Sections 7.4.2 & 7.4.6 exceeds $1 million.
     7.5. Company must notify the Series D Holders of any transaction listed in
Section 6.4 or 6.5 (a "Combination") and permit the Series D Holders collectively to purchase the Company (either by acquiring all Company capital stock or purchasing all or substantially all Company assets) at the deemed per-Common Share value proposed in the Combination. If any Series D Holder does not desire to purchase its pro rata portion of Company capital stock or assets, then remaining Series D Holders may purchase that portion).
The Preemptive Rights shall apply again to a proposed sale of Share Equivalents if Company does not complete that proposed sale or Combination within 150 days after the initial notice given by Company.

     8. Conversion Events. Upon any of the following events ("Conversion
Events"):
     8.1. A Series D Holder requests conversion of any Series D Shares;
     8.2. Company completes an underwritten public offering of the Common Shares for gross proceeds of at least $5 million and the total Share Equivalents would have a deemed value of at least $10 million using the public offering price per
Common Share; or
     8.3. a majority of the Series D Holders vote (pursuant to Section 6.7) to convert all Series D Shares; then the affected Series D Shares will convert into
Common Shares pursuant to Section 3.

     9. Redemption. The Company may redeem the Series D Shares, in whole or in part, at the same time (a "Redemption Event").
     9.1. Company elects to redeem only a portion of the Series D Preferred
Shares.
     9.2. Company will notify each Series D Holder about the Redemption Event, the redemption terms and the Redemption Date (at least 30 days after the
Redemption Event).
     9.3. Prior to the Redemption Date, a Series D Holder may convert any Series
D Shares into Common Shares pursuant to Section 8.
     9.4. If Company redeems less than all Series D Shares outstanding on the
Redemption Date then Company shall redeem such Series D Shares on a pro rata basis.
On the Redemption Date, the Company will pay the Preference for each redeemed
Series D Share in immediately available funds to the associated Series D Holder.

     10. Limited Issuance. After conversion or redemption of any Series D Share, such Series D Share shall not be available for re-issuance.

Exchange Agreement with Hartford Holdings
The Company has an exchange and conversion agreement with Hartford Holdings which provides for the following:
     o    Hartford Holdings will surrender certificates representing 3,962,004 shares common stock;
     o    In exchange for the surrender of the above certificates, the Company shall exchange without further cost 594,301 shares of common stock and
          16,838.5 Shares preferred stock;
     o    Hartford has the option, upon written notice to register the 594,301 shares of common stock.

Exchange Agreement between with Ionian Investments, Ltd.
The Company has an Exchange and Conversion Agreement with Ionian Investments,
Ltd. which provides for the following:
     o    Hartford Holdings will surrender certificates representing 2,000,000 shares of common stock;
     o    In exchange for the surrender of the above certificates, the Company shall exchange without further cost 112,500 shares of common stock and
          3,187.5 Shares of preferred stock;
     o    Hartford has the option, upon written notice to register the 112,500 shares of common stock.

Exchange Agreement with Michael Tracy.
The Company has an Exchange and Conversion Agreement with its Chief Executive
Officer, Michael Tracy, which provides for the following:
     o    Michael Tracy will surrender all certificates representing 4,317,775 shares of common stock;
     o    In exchange for the surrender of the above certificates, Michael Tracy has the right to exchange without further cost all notes and shares of common stock issued as consideration for any notes as well as shares issued as in lieu of salary for 3,584,151 shares of common stock and
          101,551 shares of preferred stock;
     o    Michael Tracy has the right, upon written notice, to exercise certain registration rights specified in the exchange agreement.

Exchange Agreement with WYSE Investments. Ltd.
The Exchange and Conversion Agreement with WYSE Investments, Ltd. Which provides for the following:
     o    WYSE Investments will surrender certificates representing 2,000,000 shares of common stock;
     o    In exchange for the surrender of the above certificates, the Company will exchange 500,000 shares of common stock for 75,000 shares of common stock and 2,125 shares of preferred stock;
     o    WYSE Investments has the right, upon written notice to exercise certain registration rights specified in the exchange agreement.

Exchange Agreement with Ardara Investments, Ltd.
The Company has an Exchange and Conversion Agreement with Ardara Investments,
Ltd. which provides for the following:
     o    Adara Investments will surrender certificates representing 2,000,000 shares of common stock;
     o    In exchange for the surrender of the above certificates, the Company will exchange 750,000 shares of common stock for 112,500 shares of common stock and 3,187 shares of preferred stock;
     o    Adara Investments has the right, upon written notice to exercise certain registration rights specified in the agreement.

Exchange Agreement with Becker Capital Investments, Ltd.
The Company has an Exchange and Conversion Agreement with Becker Capital
Investments, Ltd. which provides for the following:
     o    Becker Capital Investments will surrender all certificates representing all shares of common stock which have been issued to
          Becker Capital Management, Larry Becker, his heirs, successors or assigns;
     o    In exchange for the surrender of the above certificates, the Company will exchange all notes and shares of common stock issued as consideration for any notes for 632,002 shares of our common stock and
          17,906 shares of our preferred stock;
     o    Becker Capital Investments has the right, upon written notice to exercise certain registration rights specified in the agreement.

Exchange Agreement with Michael L. Glaser.
The Company has an Exchange and Conversion Agreement with Michael L. Glaser which provides for the following:
     o    Michael L. Glaser will surrender all certificates representing all shares of common stock which have been issued by us to him
     o    In exchange for the surrender of the above certificates, the Company will exchange all notes and shares of common stock issued as consideration for any notes for 886,380 shares of common stock and
          25,441 shares of preferred stock;
     o    Michael L. Glaser has the right, upon written notice, to exercise certain registration rights specified in the agreement.

Common Stock

During the year ended December 31, 2002 the Company recorded stock subscriptions for an aggregate of $1,738,425 for 11,589,500 shares of common stock related to incentive compensation on the notes described in Note 5 and $288,000 for
1,587,833 shares of common shares related to officers salary as discussed in
Note 10.

During the year ended December 31, 2003 the Company recorded stock subscriptions for an aggregate of $458,500 for 5,585,635 shares of common stock related to incentive compensation on the notes described in Note 5 and $300,000 for
2,729,942 shares of common shares related to officers salary as discussed in
Note 10.

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. The difference between the fair market value of the shares and the conversion price aggregating
$1,104,675 has been charged to operations during the year.

During the year ended December 31, 2003 the Company agreed to issue an aggregate of 600,000 shares of common stock for services valued at their fair market value of $36,000, and 2,161,704 shares of common stock for prior years salary due to an officer valued at their fair market value of $271,000. These amounts have been charged to operations during the year.

A summary of subscribed common shares follows:

         Officers salary                     6,479,479            $  859,000
         Loan incentive shares               6,055,762               719,947
         Services                              600,000                36,000
         Conversion of related
           Party debt                       34,746,941             4,107,297
                                            ----------            ----------
                                            47,882,182            $5,722,244
                                            ==========            ==========

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2003 or 2002.

A summary of stock option and warrant activity is as follows:

                                                       Weighted
                                           Number       average
                                               of      exercise
                                           shares         price
         Balance at
           December 31, 2001            1,381,250         $3.79
         Granted                              -
         Exercised/Forfeited             (300,000)        $3.79
                                      -----------
         Balance at
           December 31, 2002            1,081,250         $3.79
         Granted                              -
         Exercised/Forfeited                  -
                                      -----------
         Balance at
           December 31, 2003            1,081,250         $3.79
                                      ===========

Exercisable at December 31, 2003        1,081,250

Weighted average remaining contractual life - 2.43 years
Weighted average fair value - $.40

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office from an officer of the Company at a rate of $2,500 per month pursuant to a lease expiring in October 2007. Future minimum lease payments are as follows:

    2004: $30,000    2005: $30,000    2006: $30,000    2007: $25,000

Rent expense for the years ended December 31, 2003 and 2002 including the above lease was $52,462 and $51,455.

Employment Contracts

The Company has entered into an employment contract expiring on December 31,
2003 with its president. The agreement call for annual salary payments of
$300,000 plus bonuses based on certain performance objectives. During 2003 and
2002 this officer received $0 and $12,000 in cash payments and the balance was paid with a common stock subscription for 2,729,242 and 1,587,833 shares respectively valued at their fair market value of $300,000 and $288,000.

Litigation

The Company was involved in litigation with Plexus Corp., a vendor, related to good and services provided by Plexus. At December 31, 2002, the Company had recorded a liability of $557,413 to Plexus, which was included in accounts payable. The Company disputed the amount and the fact that Plexus provided the goods and services required by the Company. During February 2003 the Company settled litigation with Plexus whereby the Company and Plexus mutually released each other from any and all claims against the other party. Pursuant to the terms of the settlement agreement the Company is not required to make any payment to Plexus. The amount of the recorded liability of $557,413 less the carrying value of the equipment was recognized as a gain from the settlement of a liability during 2003 aggregating $269,220.

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

Funding Agreement

The Company entered into an agreement with a third party, which provides that:
     o    The third party, its management and associates will invest $30,000 in common stock at a share price of $0.04 per shares, the total of which is 750,000 shares; There is a provision for this stock amount to be divided by 200 and taken as 3,750 Series D Preferred Shares;
     o    The third party, its management and associates  will invest up to a further $150,000 in stock at $0.04 per share, being 3,750,000 shares.
          There is a  provision for this stock amount to be divided by 200 and taken as 18,750 Series D Preferred shares;
     o    As soon as practicable and before a planned $2,000,000 equity raise, the Company has agreed to: (a) finalize its balance sheet; (b) reach a satisfactory agreement with the holders of $1,200,000 in convertible debentures, satisfaction being defined as: (a) removal of the risk of the debenture holders delaying the $2,000,000 investment round and (c)
          based on the scenarios offered, achieving the best mix of reduction in cash paid or equity given as settlement and achieving the longest extension of the date of any repayments which may be due.

The Company will work together with the third party in the proposed $2 million fund raising round to prepare necessary documentation and the third party will project manage the round to the close. There is no assurance that any funding pursuant to this agreement will be completed.

Equipment Purchase Agreement

During November 2003 the Company entered into an agreement to purchase network switching equipment for an aggregate of $676,800. The Company made a down payment on the equipment in the amount of $101,000, which is included in other assets at December 31, 2003.

Other

The Company has agreed to issue certain common shares to various related parties. As of December 31, 2003 the Company does not have sufficient authorized shares to affect these issuances.

On or about September 10, 2001, the company filed a Form S-8 Registration
Statement under the Securities Act of 1933 registering 375,000 shares of common stock to be issued in accordance with a consulting agreement. On September 21,
2001, the Company issued the 375,000 shares of common stock. The Company received and acted in reasonable reliance upon legal advice and guidance from legal counsel at the time regarding the issuance, however, it has been recently advised that certain investor relations related services that were to be provided are prohibited under Regulation S-8. As such, the issuance of the
375,000 shares of common stock may have violated the registration provisions of the federal securities laws, specifically Section 5 of the Securities Act of
1933.

NOTE 11. SUBSEQUENT EVENTS

Through April 1, 2004 the Company borrowed an additional $670,000 pursuant to the convertible notes described in Note 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.
Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.
As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers Our Directors may appoint new directors and elect officers at regular meetings with proper notification. Our shareholders elect our Directors at each annual general meeting. Directors hold office until their successors have been elected and qualified or until death, resignation or removal. Our Officers are appointed by our Board of Directors. Our directors and executive officers are as follows:

---------------------------------------------------------------------------------
 Name               Age   Position                   Term of Office
---------------------------------------------------------------------------------
Patrick J. Kealy    62    Chairman of the Board*     Until resignation or removal
---------------------------------------------------------------------------------
Michael Tracy       58    President/Chief Executive  Until resignation or removal
                          Officer/Acting Chief
                          Financial Officer/Chief
                          Accounting Officer/
                          Director
---------------------------------------------------------------------------------
William W. Becker   74    Director/Former Chairman   Until resignation or removal
                          of the Board**
---------------------------------------------------------------------------------
John T. Connor, Jr. 63    Secretary                  Until resignation or removal
---------------------------------------------------------------------------------
Michael L. Glaser   64    Former Secretary and       Until resignation or removal
                          Director***
---------------------------------------------------------------------------------
  * Mr. Kealy has been our Chairman of the Board since April 15, 2004
 ** Mr. Becker resigned as our Chairman of the Board on April 15, 2004. He previously served as our Chairman of the Board from March 30, 1999 until
    April 15, 2004.
*** Mr. Glaser resigned as our Secretary and Director on April 15, 2004. He served as our Secretary and Director from April, 1999 to April 15, 2004.

Patrick J. Kealy has been our Chairman of the Board since April 15, 2004. From
July 2002 to present, Mr. Kealy has been the Chairman of Swissfone
International, Ltd., an international long distance service provider located in
Washington, D.C. From January 1998 to November 2002, Mr. Kealy was the
President of Harris, Hoover and Lewis International, an investment advisor firm located in New York, New York. From 1965 to 1995, Mr. Kealy was employed in various management positions by various securities brokerage firms, including from 1984 to 1990 with Morgan Stanley in New York, New York. Mr. Kealy graduated from Notre Dame University in 1965 with a BBA Degree in Finance.

Michael Tracy has been a Director since April, 1999, and has been our President and CEO since December, 1999. From 1982 through the current date, Mr. Tracy has been President of Tracy Corporation II dba Western Total Communications and also dba Telemetrix Technologies a wireless paging and mobile telephone communications company located in Gering, NE.

William Becker has been our Director since April 15, 2004. From April, 1999to
April 15, 2004, Mr. Becker was our Chairman of the Board. From March 1996 to
June 1999 and then from September 1999 to present, Mr. Becker was the Chairman of the Board of: (a) the Becker Group of Companies, a investment and venture capital firm, based in Grand Cayman, Bahamas; and (b) TeleHub Communications, a
research and development located in Gurnee, Illinois. Mr. Becker is a Director of the Board of Directors of the following companies: ncube Corporation; AirCell
Communications; Transdigital Communications Corporation; and TeleHub
Communications Corporation.

John T. Connor, Jr. has been our Secretary since April 15, 2004. Since October
1998, Mr. Connor has been the founder and portfolio manager of Third Millenium
Russia Fund, a Securities and Exchange Commission mutual fund. Since November
2002, Mr. Connor has been a Director of Swissfone, an international long distance provider located in Washington. D.C. Since July 2003, Mr. Connor has been a Director of Teton Petroleum, an exploration and production oil firm doing business in the Russian Federation and which is located in Denver, Colorado. Mr.
Connor graduated from Williams College in 1963 with a Bachelor of Arts Degree and from Harvard Law School in 1967 with a Juris Doctor Degree.

FORMER SECRETARY AND DIRECTOR
Michael L. Glaser was our Secretary and Director from April 1999 until April 15,
2004. Mr. Glaser has been an attorney with the law firm of Shughart Thomson &
Kilroy, P.C. since January 2003. From January 1996 through December 2002, Mr.
Glaser was a director and shareholder of the law firm of Lottner Rubin Fishman
Brown & Saul, P.C. located in Denver, Colorado. Mr. Glaser received a BA Degree from the George Washington University in 1961 and a Juris Doctor Degree from the
George Washington University School of Law in 1965.

SIGNIFICANT EMPLOYEES
None

FAMILY RELATIONSHIPS
There are no other family relationships among our officers, directors, promoters, or persons nominated for such positions.

LEGAL PROCEEDINGS
William Becker, a Director and our former Chairman of the Board, was the
Chairman of TeleHub Communications Corporation from March 1996 through June 1999 and then from September 1999 to the present. On October 27, 1999, a TeleHub subsidiary petitioned for reorganization under the U.S. Bankruptcy Code. At that time, that subsidiary owed its parent corporation, TeleHub Communications
Corporation approximately $606,000 for billing and consulting services. Given the status of this bankruptcy case, TeleHub Communications Corporation has reserved for the entire amount owed and does not expect to receive any payment.

Apart from the above matter, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction (in a civil action),the
Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS
We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various such committees during the current fiscal year.
Currently, our Board of Directors makes the decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

AUDIT COMMITTEE FINANCIAL EXPERT
We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

CODE OF ETHICS
We have not yet adopted a corporate code of ethics. Our board of directors is considering establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.
The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended
December 31, 2001 and 2002, and 2003 respectively. Michael J. Tracy is our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

                                      -43-

---------------------------------------------------------------------------------------------------------
Summary Compensation Chart
---------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long Term Compensation
---------------- ----- --------------------------------- ----------------------------------- ------------
Name &                                                    Restricted                L/Tip      All Other
Position          Year  Salary ($)  Bonus ($)  Other ($) Stock Awards  Options($) Payouts($) Compensation
---------------- ----- --------------------------------- ----------------------------------- ------------
Michael J. Tracy  2004  $120,000       0         0            0           0           0           0
Chief Executive
Officer
                  2003  $300,000*      0         0            0           0           0           0

                  2002  $300,000       0         0            0           0           0           0

Geoffrey
Girdler           2004  $150,000**     0         0            0           0           0           0
Chief
Operating
Officer
---------------------------------------------------------------------------------------------------------
 * During 2003, our Chief Executive Officer, agreed to accept a total of
2,729,942 shares of our common stock in lieu of his $300,000 salary. These shares were valued at prices ranging from $0.06 to $0.36. To date, none of the
2,729,942 shares have been issued to Mr. Tracy.
** Mr. Girdler became our Chief Operating Officer in October 2003, but was only compensated for two weeks of December 2003 in the amount of $7,500.

                                      -44-

--------------------------------------------------------------------------------
Options/SAR Grants 2003
--------------------------------------------------------------------------------
                                    % of Total
                        Number of   Options
Name and                Securities  Granted To
Principle               Underlying  Employees   Exercise         Expiration
Position                Options     in 2003(1)  Price            Date
--------------------------------------------------------------------------------
Michael Tracy               0           0       Not Applicable   Not Applicable
President, Chief
Executive Officer,
Acting Chief Financial
Officer, Chief
Accounting Officer,
Director
--------------------------------------------------------------------------------
William W. Becker           0           0       Not Applicable   Not Applicable
Director,
Former Chairman
Of the Board
--------------------------------------------------------------------------------
Michael L. Glaser           0           0       Not Applicable   Not Applicable
Former Secretary and
Director
--------------------------------------------------------------------------------
TOTAL                                100.00%
--------------------------------------------------------------------------------
(1) There were no Options/SAR Grants in 2003, the last completed fiscal year.

                                      -45-

----------------------------------------------------------------------------------------------
Aggregate Option/SAR Exercises in 2003 and Fiscal Year End Option/SAR Values
----------------------------------------------------------------------------------------------
                                                  Number of Securities    Value of Unexercised
                                                  Underlying Unexercised  In-the-Money
                                                  Options/SARs at         Options/SARs at
                        Shares        Value       FY-End (#)              FY-End ($)
                        Acquired on   Realized    Exercisable/            Exercisable/
Name                    Exercise (#)  ($)         Unexercisable           Unexercisable
----------------------------------------------------------------------------------------------
Michael Tracy           Not           Not                                 Not
President, Chief        Applicable    Applicable  150,000/0               Applicable(1)/0
Executive Officer,
Acting Chief Financial
Officer, Chief
Accounting Officer,
Director
----------------------------------------------------------------------------------------------
William W. Becker       Not           Not                                 Not
Director,               Applicable    Applicable  150,000/0               Applicable(1)/0
Former Chairman
Of the Board
----------------------------------------------------------------------------------------------
Michael L. Glaser       Not           Not                                 Not
Former Secretary and    Applicable    Applicable  150,000/0               Applicable(1)/0
Director
----------------------------------------------------------------------------------------------
(1) There were no in-the-money exercisable options or SARs at the end of the fiscal year.

BOARD COMPENSATION
Other than provide above our directors do not receive any compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The following tables set forth the ownership as of April 30, 2004: (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in our control.

                                      -46-

---------------------------------------------------------------------------------
Security Ownership of Beneficial Owners:
---------------------------------------------------------------------------------
Title of Class  Name & Address              Amount       Nature           Percent
--------------  -------------------------  ------------  ---------------  -------
Common          Michael J. Tracy            4,885,504    Direct             26.44
                Chief Executive Officer
                721 East 38th Street
                Scottsbluff, Nebraska
                69361

Common          William W. Becker           6,535,250*   Direct/Indirect    35.37
                Director/Former
                Chairman of the Board
                Park Lane
                West Bay Road
                Georgetown, Grand Cayman
                Islands
                British West Indies

Common          Michael L. Glaser           1,029,033**  Direct              5.57
                Former/Secretary/Director
                2324 S. Jackson
                Denver, Colorado
                80210

--------------  -------------------------  ------------  ---------------  -------
Total                                      12,449,787                       67.38
                                           ==========                     =======
---------------------------------------------------------------------------------
* William W. Becker's beneficial ownership of 6,099,504 shares of our common stock is composed of: (a) 87,500 shares that he individually owns; (b) 50,000 shares that are owned by his wife, Christine Becker; (c) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd.
One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which
William W. Becker has voting power over such shares: (i) 750,000 shares owned by
Adara Investments, Ltd. a trust that is maintained for the benefit of one of
William Becker's (son/grandson); (ii) 500,000 shares owned by Wyse Investments,
Ltd., a trust that is maintained for the benefit of one of William Becker's
(son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker's (son/grandson).
** Michael L. Glaser's ownership of 1,029,033 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b)
12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M.
Glaser; and (c) 200,000 shares in the name of Michael L. Glaser IRA Rollover.

                                      -47-

----------------------------------------------------------------------------------------
Security Ownership of Management:
----------------------------------------------------------------------------------------
Title of Class  Name & Address                Amount     Nature              Percent
--------------  -------------------------  ----------    ---------------  --------------
Common          Michael J. Tracy            4,885,504    Direct               26.44
                Chief Executive Officer
                1225 Sage
                Gering, Nebraska 69341

Common          William W. Becker           6,534,250*   Direct/Indirect      35.37
                Director/Former
                Chairman of the Board
                Park Lane
                West Bay Road
                Georgetown, Grand Cayman
                 Islands
                British West Indies

Common          Patrick J. Kealy                    0    Not Applicable   Not Applicable
                Chairman of the Board
                53 E. 74th Street
                Apartment 4R
                New York, New York 10021

Common          John T. Connor, Jr.                 0    Not Applicable   Not Applicable
                2300 Old Scenic Highway
                Lake Wales, Florida 33859

Common          Michael L. Glaser           1,029,033**  Direct                5.57
                Former/Secretary/Director
                1050 17th Street
                Suite 2300
                Denver, Colorado 80202
--------------  -------------------------  ----------    ---------------  --------------
Total                                      12,449,787                         67.38
                                           ==========                        =======
----------------------------------------------------------------------------------------
*William W. Becker's beneficial ownership of 6,534,250 shares of our common stock is composed of: (a) 3,962,004 shares owned by Hartford Holdings, Ltd.
which is owned and controlled by William Becker; (b) 87,500 shares that William
Becker individually owns; (c) 484,746 shares of our common stock owned by Becker
Capital Management, which is solely owned and controlled by William Becker; and
(d) 2,000,000 shares held in the name of the following entities located at c/o
The Harbour Trust Co. Ltd. One Capital Place, P.O. Box 1787, Cayman Islands,
British West Indies, in which William W. Becker has voting power over such shares: (i) 750,000 shares owned by Adara Investments, Ltd. a trust that is maintained for the benefit of one of William Becker's (son/grandson); (ii)
500,000 shares owned by Wyse Investments, Ltd., a trust that is maintained for the benefit of one of William Becker's (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker's (son/grandson).
**Michael L. Glaser's ownership of 1,029,033 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b)
12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M.
Glaser; and (c) 200,000 shares in the name of Michael L. Glaser IRA Rollover.

                                      -48-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Our wholly owned subsidiary, Tracy Corporation II, leases 5,168 square feet of office space at our executive offices, 1225 Sage Street in Gering, Nebraska from our Chief Executive Officer, Michael Tracy, for a monthly lease payment of
$2,500. Michael Tracy owns the building where our offices are located.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits

Exhibit
Number      Description
-------  -----------------
10.1     Software OEM Agreement with Ericsson Messaging Systems Inc. (1)
10.2     Resellers Agreement with Ericsson Messaging Systems Inc. (1)
10.3     TRACCS Software Purchase Agreement (2)
10.4     Employment Agreement for Michael Tracy (2)
10.5     Employment Agreement for Joseph Schon (2)
10.6     Memorandum of Understanding with interWave Communications, Inc.
10.7     Customer Master Agreement with Cerillion Technologies Limited
10.8     Stock Purchase Agreement with Tracy Broadcasting Corporation
10.9     Tower Gate Finance Limited Agreement
10.10    Exchange Agreement between us and Hartford Holdings
10.11    Exchange Agreement between us and Ionian Investments, Ltd.
10.12    Exchange Agreement between us and Michael Tracy
10.13    Exchange Agreement between us and WYSE Investments. Ltd.
10.14    Exchange Agreement between us and Ardara Investments, Ltd.
10.15    Exchange Agreement between us and Becker Capital Investments, Ltd.
10.16    Exchange Agreement between us and Michael L. Glaser
10.17    Office Lease Agreement between Michael J. Tracy and Tracy Corporation II
10.18    Office Services Agreement between us and The Centre for Premier Suites and Business Services, Inc.
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------
(1) Previously filed and incorporated by reference to Company's Current Report on SEC Form 10-Q as filed August 14, 2000.
(2) Previously filed and incorporated by reference to Company's Current Report on SEC Form 10-Q as filed November 14, 2000.

We hereby incorporate the following additional documents by reference: (a) our annual report on Form 10-KSB for the year ended December 31, 2002 which was filed on December 2, 2003; and (b) our quarterly reports on Form 10-QSB for the quarters ended: March 31, 2003 which was filed on March 16, 2003, June 30, 2003 which was filed on March 16, 2003, and September 30, 2003 which was filed on
March 17, 2003.

(b)  Reports on Form 8-K
Not Applicable

                                      -49-

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Stark Winter
Schenkein & Co., LLP, $30,000.

The aggregate fees billed for the fiscal year ended December 31, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as $20,000 that we paid to our accountant, Stark Winter
Schenkein & Co., LLP.

Audit-Related Fees
None.

Tax Fees
None.

All Other Fees
None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Telemetrix Inc.

  By /s/Michael J. Tracy                            June 7, 2004
        Michael J. Tracy
        President, Chief Executive Officer
          and Chief Financial Officer
       (Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By /s/ Michael J. Tracy                           June 7, 2004
         Michael J. Tracy, Director, President,
          Chief Executive Officer and Chief
          Financial Officer (Principal Executive
          and Accounting Officer)

  By /s/ Patrick J. Kealy                           June 7, 2004
         Patrick J. Kealy, Director

  By /s/ William W. Becker                          June 7, 2004
         William W. Becker, Director

                                      -50-