Form 10QSB
period 2004-03-31
TELEMETRIX INC
filed 2004-08-04
CIK 742814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding as of March 31, 2004: 18,476,186

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 (unaudited)......1

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2004 and 2003 (unaudited)...........2

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2004 and 2003 (unaudited)...........3

         Notes to Consolidated Financial Statements......................4-5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................6

Item 3.  Controls and Procedures.........................................11

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Telemetrix, Inc.
                        Consolidated Balance Sheet
                              March 31, 2004
                                (Unaudited)

Assets

Current assets:
  Cash                                                          $ 57,158
   Accounts receivable                                           175,250
   Other current assets                                           18,638
                                                             -----------
     Total current assets                                        251,046
                                                             -----------

Property and equipment, net                                      803,449
                                                             -----------
Other assets:
   Licenses                                                      235,352
                                                             -----------

                                                             $ 1,289,847
                                                             ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                          $ 1,829,100
   Accrued expenses                                              569,306
   Accounts payable and accrued expenses - affiliates            533,945
   Deferred revenue                                              200,000
   Convertible debentures                                      1,200,000
   Notes payable - affiliates                                    392,313
   Convertible term debt                                       1,020,000
   Current portion of long-term debt                              92,324
                                                             -----------
     Total current liabilities                                 5,836,988
                                                             -----------

Long-term debt                                                   591,841
                                                             -----------

Stockholders' (deficit):
   Common stock, $.001 par value,
      25,000,000 shares authorized,
      18,476,186 shares issued and outstanding                    18,476
   Paid in capital                                            51,147,137
   Subscribed common shares                                    5,722,244
   Accumulated (deficit)                                     (62,181,484)
   Deferred compensation                                         (37,109)
                                                             -----------
                                                              (5,330,736)
Other comprehensive income:
   Currency translation adjustment                               191,754
                                                              (5,138,982)
                                                             -----------
                                                             $ 1,289,847
                                                             ===========

      See the accompanying notes to the consolidated financial statements.

                           Telemetrix, Inc.
                Consolidated Statements of Operations
              Three Months Ended March 31, 2004 and 2003
                             (Unaudited)

                                                          2004           2003
                                                     ----------     ----------
Revenue:
  Pager                                              $   24,225       $ 33,247
  Other                                                 137,340         51,806
                                                     ----------     ----------
                                                        161,565         85,053
                                                     ----------     ----------
Cost of revenue:
  Pager                                                  28,212          6,650
  Other                                                  28,400         17,010
                                                     ----------     ----------
                                                         56,612         23,660
                                                     ----------     ----------
Gross margin                                            104,953         61,393
                                                     ----------     ----------
Operating expenses:
   Non-cash stock compensation                           58,844         72,000
   Selling, general and administrative expenses         276,765        179,764
                                                     ----------     ----------
                                                        335,609        251,764
                                                     ----------     ----------
(Loss) from operations                                 (230,656)      (190,371)
                                                     ----------     ----------

Other (income) expense:
  Other income                                                -         (4,422)
  (Loss) on the abandonment of assets                         -         80,000
  Gain on the settlement of debt                           (358)      (269,220)
  Interest                                               49,541        106,680
                                                     ----------     ----------
                                                         49,183        (86,962)
                                                     ----------     ----------

Net (loss)                                           $ (279,839)    $ (103,409)
                                                     ==========     ==========

Per share information - basic and fully diluted:

  Weighted average shares outstanding                18,476,176     18,476,176
                                                     ==========     ==========
  Net (loss) per share                                  $ (0.02)       $ (0.01)
                                                     ==========     ==========

      See the accompanying notes to the consolidated financial statements.

                              Telemetrix, Inc.
                    Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)

                                                           2004          2003
                                                       ---------     ---------

Net cash provided by (used in) operating activities    $ 115,119     $(357,219)
                                                       ---------     ---------

Cash flows from investing activities:
  Purchase of property and equipment                    (716,625)            -
                                                       ---------     ---------
Net cash (used in) investing activities                 (716,625)            -
                                                       ---------     ---------

Cash flows from financing activities:
  Increase in notes payable - affiliates                       -       377,521
  Proceeds from convertible notes                        670,000             -
  Payments on long-term debt and notes                   (46,147)      (13,522)
                                                       ---------     ---------
Net cash provided by financing activities                623,853       363,999
                                                       ---------     ---------

Net increase in cash                                      22,347         6,780

Beginning - cash balance                                  34,811             -
                                                       ---------     ---------
Ending - cash balance                                  $  57,158     $   6,780
                                                       =========     =========

      See the accompanying notes to the consolidated financial statements.

                                TELEMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2004
                                   (UNAUDITED)

(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2003 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3)  Revenue Recognition

The Company recognizes paging and telemetry revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer. The Company recognizes revenue from switching which consists of fees for engineering services, equipment sales and fees for wireless mobile telephone interconnection
(switching) services upon completion of the service or delivery of the equipment.

(4)  Property and Equipment

During the three months ended March 31, 2004 the Company purchased an aggregate of $817,625 in property and equipment, including a deposit of $101,000 which was paid during the year ended December 31, 2003.

(5)  Convertible Debentures

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of March 31, 2004, the Company was advanced an aggregate of $1,020,000 pursuant to these demand notes. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes may be converted into the Company's common shares at $.04 per share and the difference between the conversion price and the fair market value of the shares at the time of conversion, if conversion occurs, will be charged to interest expense. The Company is subject to certain representations and requirements contained in the loan agreement and is not in compliance with certain of those representations and requirements. As of the date of the financial statements the Company has not been notified of any default on the funding agreement.  In addition, the Company has pledged substantially all of its property and equipment as collateral on the notes.

(6)  Commitments and Contingencies

The Company is also involved in various legal actions arising in the normal course of business. Management believes that such matters will not have a material effect upon the financial position of the Company.

The Company has agreed to issue certain common shares to various related parties. As of March 31, 2004 the Company does not have sufficient authorized shares to affect these issuances.

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

(7)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2004, the Company incurred a net loss of $79,839. In addition, the Company has an accumulated deficit of $62,181,484 and working capital and stockholders' deficits of $5,585,942 and $5,138,982 at March 31,
2004.

The Company's ability to continue as a going concern is contingent upon its ability to expand its service operations secure additional financing. The
Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Plan of Operation
The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003. The terms "the Company," "we," "our" or "us" refer to Telemetrix, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates" or similar expressions are intended to identify
"forward-looking statements."

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan based on our ability or inability to obtain additional financing; (c) the value of our common stock, which may be diluted even if we obtain additional debt or equity financing; (d)
our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $5 million, which may negatively affect our ability to grow; (f) our ability to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners and wireless network companies, through which we obtain our interconnections throughout North America and international markets;
should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

Overview
Until August 2002, our revenues were primarily generated from one way wireless communication (paging) services. Beginning in September 2002, we ceased research and development on telemetry related hardware products; instead, we began focusing on using our Personal Communications System network (PCS) to provide
Global Systems for Mobile communications (GSM) network access for telemetry devices from third party providers. At that time, we began conducting business in telemetry service, which consists of sending and receiving Short Messages, including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message, and an activation fee for subscriber/ customers.

We also provide professional, back office, and switch sharing services to medium and smaller size wireless carriers through our CentreGate Division.

Divisions
We operate the following divisions:
     o    Telemetry and Pager Services - Our Telemetry Division offers wholesale and retail messaging services. For businesses and end users, we provide regional paging services. For wholesale customers, we provide short messaging services (SMS). Wholesale SMS are sold through agreements with agents and resellers that purchase our telemetry and data services at wholesale and then resell such services at retail rates.
     o    CentreGate Division - Our CentreGate Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services.

Type of Customers
Except for consumer Pager Services contracts, all of our customers are commercial customers. We have three major types of commercial customers:
     o    Resellers - Our resellers resell our short message services, which are often resold in combination with a specific device that the reseller offers as a part of an integrated hardware/communication service package;
     o    Wholesale Users - We have wholesale users, such as hardware and software developers that use our short message services for testing and development of hardware and messaging solution services; and
     o    Wireless Carriers - Wireless carriers purchase our services, such as switch sharing or other service enhancements.

Revenues
Our revenues consist of the following:
     o    Pager - Pager revenue is derived from monthly paging service contracts with businesses and end consumers.
     o    Telemetry - Telemetry revenue results from wholesale contracts with resellers of network access and short message services.
     o    Switching - Switching revenue is produced by our CentreGate Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska; and
     o    Other - Other revenue is derived from the rental of our towers and pager hardware sales and repairs.
For financial statement purposes, our "Pager Revenue" reflects revenue from monthly paging service contracts, while "Other Revenue" reflects the Telemetry,
Switching, and Other Revenue reflected above.

During our Fiscal Year 2003 period, our revenues were derived from the following:
     o    $251,149 from our telemetry related services;
     o    $119,166 from our pager related services; and
     o    $11,652 from tower rental.

During the three-month period ending March 31, 2004, our revenues were derived from the following:
     o    $24,225 from pager equipment; and
     o    $137,340 from other revenue sources.

Our pager related revenues decreased by $39,255 or 24.78% from $119,166 during the year ended December 31, 2003 compared to $158,421 for the comparable 2002 period. We believe that during the year 2004 pager related revenues will continue to decline as the overall North American pager market continues the revenue decline it has experienced over the past several years. This overall decline can be attributed to the increasing usage of other wireless technologies. We will attempt to expand our revenues by marketing our Telemetry
Division's short message service network data access and through our CentreGate
Division's switch sharing services.

Our revenues are dependent upon the following factors:
     o    Our ability to secure additional agreements for wholesale reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;
     o    Our CentreGate Division's ability to sell their service offerings and implement the hardware and software for network operations and billing services;
     o    Our ability to hire and maintain qualified engineering and Information
          Technology staff who will be able to install and maintain and support the equipment and software necessary for both our Telemetry Division services as well as the CentreGate Division;
     o    Demand for our services;
     o    Individual economic conditions in our markets; and
     o    Our general ability to market our services.

Capital Expenditures and Requirements
During 2003, we committed to one significant capital expenditure of approximately $500,000 for a Mobile Switching Center. If we obtain adequate funding, we expect to make the following significant capital expenditures during
2004: (a) $300,000 for additional switching equipment; (b) $150,000 for a short messaging service center; and (c) $75,000 for infrastructure hardware to support our billing system.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our principal critical accounting policies consist of revenue recognition and stock compensation. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2003.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues. Revenues for the three months ended March 31, 2004 increased by
$76,512 or 89.96%, to $161,565 from $85,053 for the three months ended March 31,
2003. Our increase in revenues is primarily attributable to $137,340 of other revenues, which, as indicated above, are primarily derived from rental of our towers, pager sales and repairs, for the three months ending March 31, 2004, compared to $51,806 for the three months ending March 31, 2003, representing a
$85,534 increase or 165% increase in other revenues.

Cost of Revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, software, additional phone circuits, and base station infrastructure operating equipment. Cost of revenues increased by
$32,952 or 139.27% to $56,612 for the three months ended March 31, 2004, from
$23,660 for the comparable 2003 period, representing 35.04% and 27.82% of the total revenues for the three months ended March 31, 2004 and 2003, respectively.
Therefore, although the amount of our cost of revenues increased when comparing the March 31, 2004 period to the comparable 2003 period, our cost of revenues as a percentage of revenues increased by only 7.22%.

Should telemetry related revenues grow faster than our other revenue sources, our cost of revenues as a percentage of revenues in that area will continue to increase. If competition driven market conditions force us to lower the prices that we charge our customers, our cost of revenues as a percentage of revenues will increase.

Operating Losses. Operating losses for the three months ended March 31, 2004 increased by 21.16% or $40,285 to ($230,656) from ($190,371) for the three months ended March 31, 2003. The increase in operating loss was primarily due to a significant period to period increase in Selling, General & Administrative expenses driven by higher volume sales. The Gross Margin increase was partially offset by increased Selling, General & Administrative expenses (SG&A) related to the increased sales.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation for the
three months ended March 31, 2004 decreased by 18.27% or $13,156 from $72,000 to
$58,844 for the comparable period during 2003. This payment of stock during 2003 represented the payment of stock to our then Chief Executive Officer, and during
2004 represented the amortization of deferred compensation.

Research and Development Expense. There was no Research and Development expense for the first quarter 2004 or the first quarter 2003.

Selling, General and Administrative Expense. General and administrative expense increased by $97,001 or 53.96% to $276,765 for the three month period ended
March 31, 2004, from $179,764 for the three-month period March 31, 2003. This increase in our general and administrative expenses is primarily attributable to increased staffing expense associated with the buildout of our CentreGate switch sharing services capability and operational costs to operate our Atlanta,
Georgia office.

Interest Expense. Interest expense for the three-month period ended March 31,
2004 decreased by $57,139 or 53.56% to $49,541 as compared to $106,680 for the
Three-month period ended March 31, 2003. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders. Our obligation to pay approximately $19,000 per month in interest to the note holders ceased upon that conversion.

Net Loss. Net loss for the three-month period ended March 31, 2004 increased by
170.61%, or $176,430 to ($279,839) from ($103,409) for the three months ended
March 31, 2003. Net loss per share increased from ($0.01) for the three months ended March 31, 2003 to ($0.02) for the three months ended March 31, 2004. The increase in operating loss was primarily due to an increase in our Selling,
General & Administrative expenses when comparing the three-month period ended
March 31, 2004 to the comparable 2003 period.

Balance Sheet

Current Assets. amounted to $251,046 as of March 31, 2004 representing an increase of $145,754 or 138.43% from Current Assets of $105,292 as of December
31, 2003. The increase in our current assets is primarily attributable to higher levels of accounts receivable resulting from higher sales volume.

Current Liabilities. As of March 31, 2004, Current Liabilities are $5,836,988,
representing an increase of $841,644 or 16.85%, from Current Liabilities of
$4,995,344 as of December 31, 2003.

Liquidity and Capital Resources
Net cash provided by operating activities for the period ending March 31, 2004 was $115,119 compared with ($357,219) for the same period in 2003. The cash provided by operating activities was primarily attributable to the net loss adjusted for a decrease in accounts payable.

Cash at March 31, 2004 amounted to $57,158 from $34,311 at December 31, 2003.
Cash at June 30, 2004 amounted to $80,746.

Although we plan to make material purchases of capital equipment during 2004 should we obtain adequate financing, we do not currently have material commitments for capital expenditures for the current year. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2004; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

For the year ended December 31, 2003, we incurred net losses of $2,951,932 and we had a working capital deficit of $4,890,052 and stockholders' deficit of
$4,917,986 at December 31, 2003. As of March 31, 2004, we had an accumulated deficit of $62,181,484 and working capital and stockholders' deficits of
$5,585,942 and $5,138,982, respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,131,000 over the next nine (9)
months, in the following areas:
     o    Salaries and labor = $565,965
     o    Network operating costs = $300,000
     o    Network infrastructure = $85,000
     o    General and Administrative (exclusive of salaries) = $180,000

Our current cash of $57,158 as of March 31, 2004 as well as our cash of $80,746 as of June 30, 2004 will satisfy our cash requirements for less than one month.

Accordingly, we will be unable to fund our expenses through our existing assets or cash. In order to acquire funding, we may be required to issue shares of our common stock, which will dilute the interest of current shareholders. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we have limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our business plans. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
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

Based upon our current assets, however, we would not have the ability to distribute any cash to our shareholders.

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

Item 3.  Controls and Procedures
As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings
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
10.2     Resellers Agreement with Ericsson Messaging Systems Inc. (1)
10.3     TRACCS Software Purchase Agreement (2)
10.4     Employment Agreement for Michael Tracy (2)
10.5     Employment Agreement for Joseph Schon (2)
10.6     Memorandum of Understanding with interWave Communications, Inc. (3)
10.7     Customer Master Agreement with Cerillion Technologies Limited(3)
10.8     Stock Purchase Agreement with Tracy Broadcasting Corporation(3)
10.9     Tower Gate Finance Limited Agreement(3)
10.10    Exchange Agreement between us and Hartford Holdings(3)
10.11    Exchange Agreement between us and Ionian Investments, Ltd. (3)
10.12    Exchange Agreement between us and Michael Tracy(3)
10.13    Exchange Agreement between us and WYSE Investments. Ltd. (3)
10.14    Exchange Agreement between us and Ardara Investments, Ltd. (3)
10.15    Exchange Agreement between us and Becker Capital Investments, Ltd. (3)
10.16    Exchange Agreement between us and Michael L. Glaser(3)
10.17    Office Lease Agreement between Michael J. Tracy and Tracy Corporation II(3)
10.18    Office Services Agreement between us and The Centre for Premier Suites and Business Services, Inc. (3)
10.19    Employment Agreement with Richard Dineley(4)
10.20    Independent Contractor Agreement of Richard West(4)
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------
(1) Previously filed and incorporated by reference to Company's Quarterly Report on SEC Form 10-Q as filed August 14, 2000.
(2) Previously filed and incorporated by reference to Company's Quarterly Report on SEC Form 10-Q as filed November 14, 2000.
(3) Previously filed and incorporated by reference to Company's Annual Report on SEC Form 10-KSB as filed June 9, 2004.
(4) Previously filed and incorporated by reference to Company's Current Report on SEC Form 8-K as filed July 2, 2004.

Reports in Form 8-K
On July 2, 2004, we filed a Form 8-K under Item 5, "Other Events and Regulation
FD Disclosure", reporting that on June 17, 2004, our Board of Directors appointed Mr. Richard Dineley as our President and Chief Executive Officer and
Richard West as our Secretary and General Counsel.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2004                     TELEMETRIX INC.

                                      By: /s/ Richard Dineley
                                          Richard Dineley
                                          President/Chief Executive Officer
                                           (Principal Executive Officer)

