Form 10QSB
period 2004-06-30
TELEMETRIX INC
filed 2006-01-12
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1225 SAGE STREET, GERING, NEBRASKA 69341
(Address of principal executive offices) (Zip Code)

(303) 652-3279
(Registrant’s telephone number, including area code)

_________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of December 15, 2005.

TELEMETRIX INC.
INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of June 30, 2004 (unaudited)	3
	Consolidated Statement of Operations for the
	Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	6
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	12
Item 3	Control and Procedures	21
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	21
Item 2	Changes in Securities	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Securities Holders	22
Item 5	Other Information	22
Item 6	Exhibits and Reports on form 8-K	22
SIGNATURES		23

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
June 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$ 106,643
Accounts receivable	85,788
Other current assets	16,575

Total current assets	209,006

Property and equipment, net	898,935

Other assets:
Licenses	212,280

$ 1,320,221

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,919,150
Accrued expenses	605,072
Accounts payable and accrued expenses - affiliates	563,945
Customer deposits	25,000
Convertible debentures	1,200,000
Notes payable - affiliates	390,602
Convertible term debt	1,220,000
Current portion of long-term debt	199,531

Total current liabilities	6,123,300

Long-term debt	437,684

Unissuable common stock - 47,882,182 shares	5,722,244

Stockholders’ (deficit):
Common stock, $.001 par value,
25,000,000 shares authorized,
18,476,186 shares issued and outstanding	18,477
Paid in capital	51,147,136
Accumulated (deficit)	(62,308,560)
Deferred compensation	(11,814)

(11,154,761)
Other comprehensive income:
Currency translation adjustment	191,754

(10,963,007)

$ 1,320,221

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended	Six Months Ended
	2004	2003	2004	2003
Revenue:
Pager	$ 22,202	$ 119,214	$ 46,427	$ 204,267
Switching	221,140	--	221,140	--
Other	111,195	--	248,535	--

	354,537	119,214	516,102	204,267

Cost of revenue:
Pager	5,706	23,843	11,918	40,853
Switching	110,570	--	110,570	--
Other	37,300	--	87,700	--

	153,576	23,843	210,188	40,853

Gross margin	200,961	95,371	305,914	163,414

Operating expenses:
Non-cash stock compensation-general and administrative	25,294	72,000	84,138	144,000
Selling, general and administrative expenses	236,288	148,055	513,053	334,468

	261,582	220,055	597,191	478,468

Income (loss) from operations	(60,621)	(124,684)	(291,277)	(315,054)
Other (income) expense:
Other income	(385)	(279)	(385)	(4,700)
(Loss) on abandonment of assets	--	--	--	80,000
Gain on the settlement of debt	(326)	--	(684)	(269,220)
Interest expense	67,165	116,090	116,706	222,770

	66,454	115,811	115,637	28,850

Net (loss)	$ (127,075)	$ (240,495)	$ (406,914)	$ (343,904)

Per share information - basic and fully diluted:
Weighted average shares outstanding	18,476,176	18,476,176	18,476,176	18,476,176

Net (loss) per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Net cash provided by (used in) operating activities	$ 233,082	$(362,066)

Cash flows from investing activities:
Purchase of property and equipment	(936,442)	--

Net cash (used in) investing activities	(936,442)	--

Cash flows from financing activities:
Increase (decrease) in notes payable - affiliates	(1,711)	402,300
Proceeds from convertible notes	870,000	--
Payments on long-term debt and notes	(93,097)	(30,040)

Net cash provided by financing activities	775,192	372,260

Net increase in cash	71,832	10,194
Beginning - cash balance	34,811	--

Ending - cash balance	$ 106,643	$ 10,194

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

(1)    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2003, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

(2    Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

(4)    Property and Equipment

During the six months ended June 30, 2004, the Company purchased an aggregate of $936,442 in property and equipment, including a deposit of $101,000 which was paid during the year ended December 31, 2003. The Company has pledged substantially all of this property and equipment as collateral on the notes described in Note 5.

(5)    Convertible Debentures

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. As of June 30, 2004, the Company was advanced an aggregate of $1,220,000 pursuant to the funding agreement. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company’s common shares at $.04 per share, which the Company suspended because of the dispute described in Notes 6 and 8 with TowerGate and Nyssen. The conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the parties agreed to convert their notes into common stock. The difference between the conversion price and the fair market value of the shares was charged to interest expense.

The Company has outstanding notes payable to affiliates in the principal amount of $390,602 at June 30, 2004. The debt is convertible into common shares of the Company at $.02 per share.

(6)    Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

The Company has agreed to issue certain common shares to various related parties. As of June 30, 2004, the Company does not have sufficient authorized shares to affect these issuances (see Note 8).

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

The Company has experienced significant losses from operations. For the six months ended June 30, 2004, the Company incurred a net loss of $406,914. In addition, the Company has an accumulated deficit of $62,308.560 and working capital and stockholders’ deficits of $5,914,294 and $10,963,007 at June 30, 2004.

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

(8)    Subsequent Events

Litigation

On September 10, 2004, the Company filed a Complaint in the United States District Court in the Southern District of New York against Michael Tracy (“Tracy”), Michael L. Glaser (“Glaser”), and William W. Becker (“Becker”), in case number 04CV7255. The Complaint sought an award for compensatory damages, an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation (except fees and other disbursements) including reasonable attorney’s fees, and against Tracy for conversion, and such other and further relief as may be deemed just and proper.

On September 16, 2004, the Company filed a complaint in the United States District Court for the District of Nebraska, in case number 7:04CV5020, against TowerGate Finance, Ltd., (“TowerGate”) and Nyssen, LP (“Nyssen”). The Complaint alleges fraudulent misrepresentations against TowerGate, fraudulent concealment against Nyssen, breach of fiduciary duty against TowerGate, civil conspiracy against TowerGate and Nyssen, breach of contract against TowerGate, and breach of the covenant of good faith and fair dealings against TowerGate. The Complaint seeks preliminary and permanent injunction, declaratory judgment and an accounting. The Complaint also requests a jury trial.

On December 10, 2004, the Company, Tracy, Glaser and Becker and our other majority shareholders and TowerGate and Nyssen entered into a binding agreement (“Agreement”) dated as of November 30, 2004, in which the parties agreed to dismiss the above described lawsuits, and settle the dispute between them and between the Company and TowerGate and Nyssen. The agreement calls for the appointment of an interim board of directors and stipulated that so long as Becker and affiliated entities and TowerGate/Nyssen hold in excess of 25% of the outstanding voting common shares that they will be entitled to appoint two directors.

All parties to the Settlement Agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or are parties or affiliates of parties involved in the Litigation that gave rise to the Settlement Agreement. Despite the filing of a December 21, 2004, Form 8-K related to this litigation, the Company has never disclosed the specific terms of the Settlement Agreement, including the relationships among the parties to the Settlement Agreement, whether and how the terms of the Settlement Agreement will be fulfilled and the existence and substance of potential violations of Delaware law and the Company’s bylaws as a result of the terms contained in the Settlement Agreement.

In the Settlement Agreement, the parties agree that the parties will undertake the following actions:

Increase the Company’s authorized share capital;
Effect material share issuances to Becker Capital Management;
Effect material share issuances to Nyssen LP and Tower Gate Finance Limited; and
Adopt a stock option plan for the Company’s existing and new management.

The Settlement Agreement gives rise to the following unasserted claims, all of which expose the Company to potential shareholder lawsuits or SEC regulatory actions. The Company is attempting to comply with all of the requirements of Delaware law and the SEC requirements, but there can be no assurance that it will be able to do so. In addition, FCC approval is required for certain of the share issuances and if this approval is not obtained by the Company there may be material negative impact on the Company’s financial position and results of operations.

Violation of Delaware Law and Corporate Bylaws.

Section 144 of the Delaware Corporation Code states:

“Interested directors; Quorum” provides that any contract or transaction between the Company and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association or other organization in which 1 or more of its directors or officers, are directors or officers, or have a financial interest requires the approval of the contract and related transactions by: (a) a majority of the Company’s disinterested directors; and (b) the Company’s shareholders.

If the Company fails to comply with either requirement (a and b above), it is subject to shareholder action. Additionally, Section 144 provides that the Settlement Agreement could potentially be voided unless it is fair to the Company. The action of increasing the Company’s authorized common stock so that it can issue large numbers of shares to the parties to the agreement, who are management, beneficial owners or affiliates, and also adopting a stock option plan for the benefit of management, may be considered unfair to the Company’s shareholders who are not party to the agreement.

The issuances of significant shares (described above) to the Company’s management and beneficial owners as provided for in the Settlement Agreement may be set aside under Delaware Corporation Law. Section 161 imposes limitations on directors’ power to issue authorized shares. Any new stock issuance, such as those provided for in the Settlement Agreement, is subject to the statutory requirements regarding quality and quantity of consideration to be received for the shares. The foregoing actions may require the vote of disinterested shareholders pursuant to Delaware Corporate Code Section 144 because all of the parties to the Settlement Agreement are either the Company’s directors and/or beneficial owners, and/or all are interested directors and/or interested shareholders.

The Company’s bylaws and Delaware corporation law require that directors be elected at any annual meeting of Shareholders.

Because the Company has a class of securities registered pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), the Company must comply with Exchange Act Section 14 disclosure requirements. The Company is required to file a Proxy Statement on Form 14A or an Information Statement on Schedule 14C and will be prohibited from taking the actions set forth in the Settlement Agreement until twenty days after the filing of the Proxy or of its Definitive Information Statement.

The Company is delinquent in filing several reports on Form 10-KSB and Form 10-QSB and failed to timely correct any insufficient and incomplete disclosure in its SEC filings,

Convertible Debentures

As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to the funding agreement described in Note 5. Pursuant to the agreement dated November, 30, 2004, the note holder agreed to convert the $1,600,025 demand note into common shares at $.04 per share receiving 40,000,000 shares of common stock. The difference between $.04 per share price and the fair market value of the shares at the time of conversion was $4,399,975 and this amount was charged to non-cash interest. In the same agreement, a entity related to this third party investor received 20,000,000 shares of common stock for non-cash stock compensation for services. The Company recorded a $3,000,000 charge to non-cash compensation.

Provided in the November 30, 2004 agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Provided in the November 30, 2004 agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

Through December 21, 2005 the Company borrowed an additional $690,000 pursuant to the third party convertible notes described in the Settlement Agreement dated November 30, 2004. The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances bear interest at 15% per annum and are due on demand.

Notes payable - related parties

On February 3, 2003 the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of ½ of the initial conversion rate. On November 30, 2004, the related party agreed to convert the note plus $4,757 in accrued interest into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. The difference in the share price of $.001 and the fair market value of the shares at the time of conversion was $5,391,493 which was charged to non-cash stock interest.

Through December 21, 2005, the Company borrowed an additional $729,000 pursuant to the related party convertible note described in the Funding Agreement dated November 30, 2004. The lender agreed to convert $275,000 of these advances into 9,750,000 shares of the Company’s common stock at June 30, 2005. The balances of the advances bear interest at 15% per annum and are due on demand.

Common Stock

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. The difference between the fair market value of the shares and the conversion price aggregating $1,104,675 has been charged to operations during 2003. During the year ended December 31, 2004, the Company issued 6,523,496 of these common shares and reduced the stock subscription by $260,940.

During the year ended December 31, 2004, the Company recorded stock subscriptions for an aggregate of $14,426,250 for 96,175,000 shares of common stock. Of the $14,426,250, $3,000,000 for 20,000,000 shares of common stock is related to compensation and $6,000,000 for 40,000,000 shares of common stock is related to the conversion of debt and non-cash stock interest. The remaining $5,426,250 for 36,175,000 shares of common stock relate to the conversion of a $30,000 note to an affiliate.

The Company has obligations to issue common shares at December 31, 2004, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	40,000,000	6,000,000
Services	20,600,000	3,036,000
Conversion of related
party debt	64,948,445	9,272,607

	138,083,686	$19,887,554

Other

Subsequent to June 30, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described above. The application is currently pending.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2003. The terms “the Company,” “we,” “our” or “us” refer to Telemetrix, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates” or similar expressions are intended to identify “forward-looking statements.”

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $6 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners and wireless network companies, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

Overview

Until August 2002, our revenues were primarily generated from one way wireless communication (paging) services. Beginning in September 2002, we ceased research and development on telemetry related hardware products; instead, we began focusing on using our Personal Communications System network (PCS) to provide Global Systems for Mobile communications (GSM) network access for telemetry devices from third party providers. At that time, we began providing telemetry services, which consists of sending and receiving Short Messages, including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message, and an activation fee for subscriber/customers. We also provide professional, back office, and switch sharing services to medium and smaller size wireless carriers through our CentreGate Division.

Divisions

We operate the following divisions:

o

Telemetry and Pager Services — Our Telemetry Division offers wholesale and retail messaging services. For businesses and end users, we provide regional paging and cellular roaming services. For wholesale customers, we provide short messaging services (SMS). Wholesale SMS are sold through agreements with agents and resellers that purchase our telemetry and data services at wholesale and then resell such services at retail rates.

o

CentreGate Division — Our CentreGate Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services.

Type of Customers

Except for consumer Pager Services contracts, all of our customers are commercial customers. We have three major types of commercial customers:

o

Resellers — Our resellers resell our short message services, which are often resold in combination with a specific device that the reseller offers as a part of an integrated hardware/communication service package;

o	Wholesale Users — We have wholesale users, such as hardware and software developers that use our short message services for testing and development of hardware and messaging solution services; and
o	Wireless Carriers — Wireless carriers purchase our services, such as switch sharing or other service enhancements.

Revenues

Our revenues consist of the following:

o	Pager — Pager revenue is derived from monthly paging service contracts with businesses and end consumers.
o	Telemetry — Telemetry revenue results from wholesale contracts with resellers of network access and short message services.

o

Switching — Switching revenue is produced by our CentreGate Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska; and

o

Other — Other revenue is derived from the rental of our towers and pager hardware, sales and repairs of pagers, cellular roaming revenue, and telemetry revenue that results from wholesale contracts with resellers of network access and short message services.

For financial statement purposes, our “Pager Revenue” reflects revenue from monthly paging service contracts, while “Other Revenue” reflects the Telemetry, and Other Revenue reflected above.

During our Fiscal Year 2003 period, our total revenues of $381,967 were derived from the following:

o	$251,149 from our telemetry related services;
o	$119,166 from our pager related services; and
o	$11,652 from tower rental.

During the three-month period ending June 30, 2004, our total revenues of $354,537 were derived from the following:

o	$22,202 from pager related services;
o	$221,140 from switching; and
o	$111,195 from other revenue sources.

During  the six-month period ending June 30, 2004, our total revenues of $516,102 were derived from the following:

o	$46,427 from pager related services;
o	$221,140 from switching; and
o	$248,535 from other revenue sources.

Our pager related revenues decreased by $39,255 or 24.78% to $119,166 during the year ended December 31, 2003 from $158,421 for the comparable 2002 period. We believe that during the year 2004 pager related revenues will continue to decline, albeit at a slower rate than the 2002 — 2003 period, as the overall North American pager market continues the revenue decline it has experienced over the past several years. This overall decline can be attributed to the increasing usage of other wireless technologies.

We will attempt to expand our revenues by marketing our Telemetry Division’s short message service network data access and through our CentreGate Division’s switch sharing services.

Our revenues are dependent upon the following factors:

o

Our ability to secure additional agreements for wholesale reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;

o	Our CentreGate Division’s ability to sell their service offerings and implement the hardware and software for network operations and billing services;
o

Our ability to hire and maintain qualified engineering and Information Technology staff that will be able to install and maintain and support the equipment and software necessary for both our Telemetry Division services as well as the CentreGate Division;

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

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

Revenues. Revenues for the three months ended June 30, 2004 increased by $235,323 or 197.4% to $354,537 from $119,214 for the three months ended June 30, 2003. The positive change in revenue is primarily attributable to a period to period increase in switching revenues of $221,140 and a period to period increase of $111,195 for other revenues. These changes represent a 100% quarter over quarter increase in both revenue streams.

Cost of Revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, software, additional phone circuits, and base station infrastructure operating equipment. Cost of revenues increased by 544.1% or $129,733 to $153,576 for the three months ended June 30, 2004 from $23,843 for the comparable 2003 period, representing 43.3% and 20.0% of the total revenues for the three months ended June 30, 2004 and 2003, respectively. The increase in the cost of revenues is attributable to having two new revenue streams (switching revenues and other revenues) and their related cost of revenues which net to $184,465, compared to no such revenue/cost of revenues relevant to the comparable 2003.

Should telemetry related revenues, as included in the “Other Revenue” category grow faster than our other revenue sources, our cost of revenues as a percentage of revenues in that area will continue to increase. If competition driven market conditions force us to lower the prices that we charge our customers, our cost of revenues as a percentage of revenues will increase.

Operating Income/(Losses). Operating income for the three months ended June 30, 2004 reflected a loss of ($60,621) compared to an operating loss of ($124,684) during the comparable 2003 period. On a year over year basis for the second quarter, our operating losses decreased by 51.4% or $64,063. The decrease in operating loss was primarily due to the identified increases in revenue for the three months ended June 30, 2004 as compared to the same period in the prior year.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation for the three months ended June 30, 2004 decreased by 64.9%, or $46,706, to a level of $25,294 from an expense of $72,000 for the comparable period during 2003. This payment of stock during 2003 represented the payment of stock to our then Chief Executive Officer, and during 2004 represented the amortization of deferred compensation.

Selling, General and Administrative Expense. General and administrative expense increased by $88,233 or 59.6% to $236,288 for the three month period ended June 30, 2004, from $148,055 for the three-month period ended June 30, 2003. The increase in our general and administrative expenses is primarily attributable to increased staffing expense associated with the build out of our CentreGate switch-sharing services capability and operational costs to operate our Atlanta, Georgia office.

Interest Expense. Interest expense for the three-month period ended June 30, 2004 declined by $48,925 or 42.1% to $67,165 as compared to $116,090 for the three-month period ended June 30, 2003. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders. Our obligation to pay approximately $19,000 per month in interest to the note holders ceased upon that conversion.

Net Loss. Net loss for the three-month period ended June 30, 2004 decreased by 47.2%, or $113,420 to ($127,075) from ($240,495) for the three months ended June 30, 2003. Net loss per share remained at ($0.01) for the three months ended June 30, 2004, as was reported for the three months ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenues.

Revenues for the six months ended June 30, 2004 increased by $311,835 or 152.7% to $516,102 from $204,267 for the six months ended June 30, 2003. Our increase in revenues is primarily attributable to having switching revenues of $221,140 and other revenue of $248,535 during the six months ended June 30, 2004 compared to $0 in both of these revenue classifications for the six months ended June 30, 2003. These period to period revenue gains were partially offset with a 77.3% reduction in period to period Pager revenue, with $46,427 being reported for the first six months of 2004 vs. $204,267 being reported for the first six months of 2003. The period to period decline in Pager revenue is attributable to the reductions being experienced overall in the North American Pager market as consumers continue migrating to other wireless messaging technologies.

Operating Losses.

Operating losses for the six months ended June 30, 2004 decreased by 7.5% or $23,777 to $291,277 from $315,054 for the six months ended June 30, 2003. The decrease in operating loss was primarily due to (a) a $142,500, or 87.2% period to period improvement in Gross Margin with increased Switching and Other revenue driving the change in Gross Margin to $305,914 for the first six months of 2004 from $163,414 for the first six months of 2003; and (b) a $59,862 decrease in non-cash stock compensation, or 41.6% change to $84,138 for the six months ending June 30, 2004 as compared to $144,000 for the same period during 2003. These period to period improvements were partially offset by (c) a $178,585 increase in our selling, general and administrative expense, which generated a period to period 53.4% increase, to $513,053 for the six months ended June 30, 2004 from $334,468 for the six months ended June 30, 2003 reflecting the increase in Atlanta staff supporting the Switching and Other sales.

Non-Cash Stock-Based Compensation.

Non-Cash Stock-Based Compensation decreased $59,862 or 41.6% to $84,138 for the six months ended June 30, 2004, from $144,000 for the six months ended June 30, 2003. This payment of stock during 2003 represented the payment of stock to our then Chief Executive Officer, and during 2004 represented the amortization of deferred compensation.

Selling, General and Administrative Expense.

General and administrative expense increased by $178,585 or 53.4% to $513,053 for the six month period ended June 30, 2004, from $334,468 for the six month period June 30, 2003. The increase in our general and administrative expenses is primarily attributable to increased staffing at our Atlanta office in support of Switching and Other revenue generation activities.

Interest Expense.

Interest expense for the six month period ended June 30, 2004 decreased $106,064 or 47.6% to $116,706 as compared to $222,770 for the six month period ended June 30, 2003. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders. Our obligation to pay approximately $19,000 per month in interest to the note holders ceased upon that conversion.

Net Loss.

Net loss for the six month period ended June 30, 2004 increased by $63,010 or 18.3% to ($406,914) from ($343,904) for the six months ended June 30, 2003. The net loss for the six months ended June 30, 2003 was mitigated by a one-time gain of $269,220 associated with a settlement on outstanding debt obligations of the company. Net loss per share remained the same, ($0.02) for the six months ended June 30, 2004 as well as the six months ended June 30, 2003.

Balance Sheet

Current Assets. Current Assets amounted to $209,006 as of June 30, 2004 representing an increase of $103,714 or 98.5% from Current Assets of $105,292 as of December 31, 2003. The increase in our current assets is primarily attributable to higher levels of accounts receivable resulting from higher sales volume.

Current Liabilities. As of June 30, 2004, Current Liabilities are $6,123,300, representing an increase of $1,127,956 or 22.6%, from Current Liabilities of $4,995,344 as of December 31, 2003. Increases in Accounts Payable and Convertible Debt account for the majority of the change from year-end 2003.

Liquidity and Capital Resources

Net cash provided by operating activities for the period ending June 30, 2004 was $233,082 compared with ($362,066) for the same period in 2003.

Cash used in investing activities for the period ended June 30, 2004 was $936,442 compared with $0 for the period ended June 30, 2003. The cash expensed in 2004 was for the purchase of property and equipment.

Cash provided by financing activities was $775,192 for the period ended June 30, 2004 as compared to $372,260 for the period ended June 30, 2003. The cash provided in 2004 resulted from the proceeds of convertible notes of $870,000 reduced by payments on outstanding debt.

Cash at June 30, 2004 amounted to $106,643 from $34,811 at December 31, 2003. Cash at December 15, 2004 amounted to $16,900.00.

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

For the year ended December 31, 2003, we incurred net losses of $2,951,932 and we had a working capital deficit of $4,890,052 and stockholders’ deficit of $4,917,986 at December 31, 2003. As of June 30, 2004, we had an accumulated deficit of $62,308,560 and working capital and stockholders’ deficits of $5,914,294 and $10,963,007, respectively.

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

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,131,000 over the next nine (9) months, in the following areas:

o	Salaries and labor = $565,000
o	Network operating costs = $300,000
o	Network infrastructure = $75,000
o	G&A (exclusive of salaries) = $180,000

Our current cash of $106,643 as of June 30, 2004 as well as our cash of $176,383 as of December 15, 2004 will satisfy our cash requirements for less than one month.

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

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The disclosure provision of SFAS No. 148 has been adopted by the Company with appropriate disclosure included in the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as specified and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 3.   Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

31.1	Certification pursuant to section 302 of the Sarbames-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbames-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports in Form 8-K

On July 2, 2004, we filed a Form 8-K under Item 5, “Other Events and Regulation FD Disclosure”, reporting that on June 17, 2004, our Board of Directors appointed Mr. Richard Dineley as our President and Chief Executive Officer and Richard West as our Secretary and General Counsel.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2005

Telemetrix Inc.

By: /s/ William Becker
      William Becker
      Director (Principal Executive Officer)