Form 10QSB
period 2004-09-30
TELEMETRIX INC
filed 2006-01-12
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

TELEMETRIX INC.
INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of September 30, 2004 (unaudited)	3
	Consolidated Statement of Operations for the
	Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Nine Months Ended September 30, 2004 and 2003 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	12
Item 3	Control and Procedures	21
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 2	Changes in Securities	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Securities Holders	22
Item 5	Other Information	22
Item 6	Exhibits and Reports on form 8-K	22
SIGNATURES		24

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$ 34,497
Accounts receivable	131,681
Other current assets	13,813

179,991

Property and equipment, net	807,360

Other assets:
Licenses	189,209

189,209

$ 1,176,560

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,873,298
Accrued expenses	624,524
Accounts payable and accrued expenses - affiliates	638,726
Customer deposits	25,020
Convertible debentures	1,200,000
Notes payable - affiliates	397,320
Convertible term debt	1,600,025
Current portion of long-term debt	151,763

Total current liabilities	6,510,676

Long-term debt	437,684

Unissuable common stock - 47,882,182 shares	5,722,244

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized no shares issued or outstanding
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding
Common stock, $.001 par value,
25,000,000 shares authorized,
18,476,186 shares issued and outstanding	18,477
Paid in capital	51,147,135
Accumulated (deficit)	(62,755,458)
Deferred compensation	(95,952)

(11,685,798)
Other comprehensive income:
Currency translation adjustment	191,754

(11,494,044)

$ 1,176,560

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended	Nine Months Ended
	2004	2003	2004	2003
Revenue:
Pager	$ 23,743	$ 89,568	$ 70,170	$ 194,428
Switching	--	--	221,140	91,541
Other	78,046	--	326,581	7,866

	101,789	89,568	617,891	293,835

Cost of revenue	62,457	17,914	272,645	58,767

Gross Margin	39,332	71,654	345,246	235,068

Operating expenses:
Research and development	--	--	--	--
Non-cash stock compensation - general and administrative	--	72,000	72,000	216,000
Selling, general and administrative expenses	444,308	164,870	969,499	499,338

	444,308	236,870	1,041,499	715,338

(Loss) from operations	(404,976)	(165,216)	(696,253)	(480,270)

Other (income) expense:	--	--
Other income	(35)	(101)	(420)	(4,801)
(Loss) on abandonment of assets	--	--	--	80,000
Gain on the settlement of debt	--	--	(684)	(269,220)
Interest expense	41,958	40,342	158,664	263,112

	41,923	40,241	157,560	69,091

Net (loss)	$ (446,899)	$ (205,457)	$ (853,813)	$ (549,361)

Per share information - basic and fully diluted:
Weighted average shares outstanding	18,476,176	18,476,176	18,476,176	18,476,176

Net income (loss) per share	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.03)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Net cash provided by (used in) operating activities	$ (253,182)	$(386,612)

Cash flows from investing activities:
Purchase of property and equipment	(861,299)	--

Net cash (used in) investing activities	(861,299)	--

Cash flows from financing activities:
Increase (decrease) in notes payable - affiliates	5,007	490,356
Proceeds from convertible notes	1,250,025	--
Payments on long-term debt and notes	(140,865)	(88,890)

Net cash provided (used in) by financing activities	1,114,167	401,466

Net increase (decrease) in cash	(314)	14,854
Beginning - cash balance	34,811	--

Ending - cash balance	$ 34,497	$ 14,854

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

(4)    Property and Equipment

During the nine months ended September 30, 2004, the Company purchased an aggregate of $861,299 in property and equipment, including a deposit of $101,000 which was paid during the year ended December 31, 2003. The Company has pledged substantially all of this property and equipment as collateral on the notes described in Note 5.

(5)    Convertible Debentures

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. As of September 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to the funding agreement. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company’s common shares at $.04 per share, which the Company suspended because of the dispute described in Notes 6 and 8 with TowerGate and Nyssen. The conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the parties agreed to convert their notes into common stock. The difference between the conversion price and the fair market value of the shares was charged to interest expense.

The Company has outstanding notes payable to affiliates in the principal amount of $397,320 at September 30, 2004. The debt is convertible into common shares of the Company at $.02 per share.

(6)    Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

On September 10, 2004, the Company filed a Complaint in the United States District Court in the Southern District of New York against Michael Tracy (“Tracy”), Michael L. Glaser (“Glaser”), and William W. Becker (“Becker”), in case number 04CV7255. The Complaint sought an award for compensatory damages, an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation (except fees and other disbursements) including reasonable attorney’s fees, and against Tracy for conversion, and such other and further relief as may be deemed just and proper (see Note 8).

On September 16, 2004, the Company filed a complaint in the United States District Court for the District of Nebraska, in case number 7:04CV5020, against TowerGate Finance, Ltd., (“TowerGate”) and Nyssen, LP (“Nyssen”). The Complaint alleges fraudulent misrepresentations against TowerGate, fraudulent concealment against Nyssen, breach of fiduciary duty against TowerGate, civil conspiracy against TowerGate and Nyssen, breach of contract against TowerGate, and breach of the covenant of good faith and fair dealings against TowerGate. The Complaint seeks preliminary and permanent injunction, declaratory judgment and an accounting. The Complaint also requests a jury trial (see Note 8).

The Company has agreed to issue certain common shares to various related parties. As of September 30, 2004, the Company does not have sufficient authorized shares to affect these issuances (see Note 8).

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

The Company has experienced significant losses from operations. For the nine months ended September 30, 2004, the Company incurred a net loss of $853,813. In addition, the Company has an accumulated deficit of $62,755,458 and working capital and stockholders’ deficits of $6,330,685 and $11,494,044 at September 30, 2004.

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

Provided in the November 30, 2004 agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Provided in the November 30, 2004 agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

Through December 21, 2005, the Company borrowed an additional $690,000 pursuant to the third party convertible notes described in the Settlement Agreement dated November 30, 2004. The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances bear interest at 15% per annum and are due on demand.

Notes payable - related parties

On February 3, 2003, the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of ½ of the initial conversion rate. On November 30, 2004, the related party agreed to convert the note plus $4,757 in accrued interest into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. The difference in the share price of $.001 and the fair market value of the shares at the time of conversion was $5,391,493 which was charged to non-cash stock interest.

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

Other

Subsequent to September 30, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described above. The application is currently pending.

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

During the nine month period ended September 30, 2003, our total revenues of $293,835 were derived from the following:

o	$194,428 from our telemetry related services;
o	$91,541 from our pager related services; and
o	$7,866 from tower rental.

During the three-month period ending September 30, 2004, our total revenues of $101,789 were derived from the following:

o	$23,743 from pager related services;
o	$ -0- from switching; and
o	$78,046 from other revenue sources.

During the nine-month period ending September 30, 2004, our total revenues of $617,891 were derived from the following:

o	$70,170 from pager related services;
o	$221,140 from switching; and
o	$326,581 from other revenue sources.

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

Capital Expenditures and Requirements

During 2003, we committed to one significant capital expenditure of approximately $700,000 for a Mobile Switching Center. If we obtain adequate funding, we expect to make the following significant capital expenditures during 2004: (a) $100,000 for additional switching equipment; and (b) $150,000 for a short messaging service center.

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues. Revenues for the three months ended September 30, 2004 increased by $12,221 or 13.6% to $101,789 from $89,568 for the three months ended September 30, 2003. The positive change in revenue is primarily attributable to a period to period increase in other revenues.

Cost of Revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, software, additional phone circuits, and media gateway equipment for our switching customers. Cost of revenues increased by 248.7% or $44,543 to $62,457 for the three months ended September 30, 2004 from $17,914 for the comparable 2003 period, representing 61.3% and 20.0% of the total revenues for the three months ended September 30, 2004 and 2003, respectively. The increase in the cost of revenues is attributable to higher costs of service related to our other revenue category, which consists of service agreements with other cellular carriers. There were no such costs associated with the comparable 2003 period.

Should telemetry related revenues, as included in the “Other Revenue” category grow faster than our other revenue sources, our cost of revenues as a percentage of revenues in that area will continue to increase. If competition driven market conditions force us to lower the prices that we charge our customers, our cost of revenues as a percentage of revenues will increase.

Operating Income/(Losses). Operating income for the three months ended September 30, 2004 reflected a loss of ($404,976) compared to an operating loss of ($165,216)during the comparable 2003 period. On a year over year basis for the third quarter, our operating losses increased by 145.1% or $239,760. The increase in operating loss was primarily due to the identified increases in selling, general and administrative expenses from the comparable quarter of 2003, which increased by an aggregate of $279,438. The significant components of the increase include compensation expense ($96,608) and professional fees ($165,110).

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation for the three months ended September 30, 2004 decreased by 100.0%, or $72,000, to zero level from an expense of $72,000 for the comparable period during 2003. This payment of stock during 2003 represented the payment of stock to our then Chief Executive Officer.

Selling, General and Administrative Expense. General and administrative expense increased by $279,438 or 169.5% to $444,308 for the three month period ended September 30, 2004, from $164,870 for the three-month period ended September 30, 2003. The increase in our general and administrative expenses is primarily attributable to increased staffing expense associated with the build out of our CentreGate switch-sharing services capability and operational costs to operate our Atlanta, Georgia office.

Interest Expense. Interest expense for the three-month period ended September 30, 2004 increased by $1,616 or 4.0% to $41,958 as compared to $40,342 for the three-month period ended September 30, 2003. The decrease is not statistically significant.

Net Loss. Net loss for the three-month period ended September 30, 2004 increased by 117.5%, or $241,442 to ($446,899) from ($205,457) for the three months ended September 30, 2003. Net loss per share increased to $(0.02) from $(0.01) for the three months ended September 30, 2004, from what was reported for the three months ended September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues.  Revenues for the nine months ended September 30, 2004 increased by $324,056 or 110.3% to $617,891 from $293,835 for the nine months ended September 30, 2003. Our increase in revenues is primarily attributable to having switching revenues of $221,140 and other revenue of $326,581 during the nine months ended September 30, 2004 compared to $91,541 and $7,866 in both of these revenue classifications for the nine months ended September 30, 2003. These period to period revenue gains were partially offset with a 63.9% reduction in period to period Pager revenue, with $70,170 being reported for the first nine months of 2004 vs. $194,428 being reported for the first nine months of 2003. The period to period decline in Pager revenue is attributable to the reductions being experienced overall in the North American Pager market as consumers continue migrating to other wireless messaging technologies.

Operating Losses.  Operating losses for the nine months ended September 30, 2004 increased by 45.0% or $215,983 to $(696,253) from $(480,270) for the nine months ended September 30, 2003. The increase in operating loss was primarily due to increases in Selling, general and administrative expenses from $499,338 in the 2003 period to $969,499, a period to period increase of $470,161 or 94.1%. The increase in costs was partially offset by an increase in Gross Margin to $345,246 for the first nine months of 2004 from $235,068 for the first nine months of 2003; and a $144,000 decrease in non-cash stock compensation, or 66.7% change to $72,000 for the nine months ending September 30, 2004 as compared to $216,000 for the same period during 2003.

Non-Cash Stock-Based Compensation.   Non-Cash Stock-Based Compensation decreased $144,000 or 66.7% to $72,000 for the nine months ended September 30, 2004, from $216,000 for the nine months ended September 30, 2003. This payment of stock during 2003 represented the payment of stock to our then Chief Executive Officer, and during 2004 represented the amortization of deferred compensation.

Selling, General and Administrative Expense.  General and administrative expense increased by $470,161 or 94.1% to $969,499 for the nine month period ended September 30, 2004, from $499,338 for the nine month period September 30, 2003. The increase in our general and administrative expenses is primarily attributable to increased staffing at our Atlanta office in support of Switching and Other revenue generation activities. The significant components of the increase include compensation expense ($245,164) and professional fees ($181,642).

Interest Expense. Interest expense for the nine month period ended September 30, 2004 decreased $104,448 or 39.7% to $158,664 as compared to $263,112 for the nine month period ended September 30, 2003. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders. Our obligation to pay approximately $19,000 per month in interest to the note holders ceased upon that conversion.

Net Loss. Net loss for the nine month period ended September 30, 2004 increased by $304,452 or 55.4% to ($853,813) from ($549,361) for the nine months ended September 30, 2003. The net loss for the nine months ended September 30, 2003 was mitigated by a one-time gain of $269,220 associated with a settlement on outstanding debt obligations of the company. Net loss per share increased to $(0.05) from $(0.03)for the nine months ended September 30, 2004, from what was reported for the nine months ended September 30, 2003.

Balance Sheet

Current Assets. Current Assets amounted to $179,991 as of September 30, 2004 representing an increase of $74,700 or 70.9% from Current Assets of $105,292 as of December 31, 2003. The increase in our current assets is primarily attributable to higher levels of accounts receivable resulting from higher sales volume.

Current Liabilities. As of September 30, 2004, Current Liabilities are $6,510,676 representing an increase of $1,515,332 or 30.3%, from Current Liabilities of $4,995,344 as of December 31, 2003. Increases in Accounts Payable and Convertible Debt account for the majority of the change from year-end 2003.

Liquidity and Capital Resources

Net cash provided by operating activities for the period ending September 30, 2004 was ($253,182) compared with ($386,612) for the same period in 2003.

Cash used in investing activities for the period ended September 30, 2004 was $861,299 compared with $0 for the period ended September 30, 2003. The cash expended in 2004 was for the purchase of property and equipment.

Cash provided by financing activities was $1,114,167 for the period ended September 30, 2004 as compared to $401,466 for the period ended September 30, 2003. The cash provided in 2004 resulted from the proceeds of convertible notes of $1,250,025 reduced by payments on outstanding debt.

Cash at September 30, 2004 decreased to $34,497 from $34,811 at December 31, 2003. Cash at December 31, 2004 amounted to $11,646.

Although we planned to make material purchases of capital equipment during 2004 should we obtain adequate financing, we do not currently have material commitments for capital expenditures for the current year. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2004; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

For the year ended December 31, 2003, we incurred net losses of $2,951,932 and we had a working capital deficit of $4,890,052 and stockholders’ deficit of $4,917,986 at December 31, 2003. As of September 30, 2004, we had an accumulated deficit of $62,755,458 and working capital and stockholders’ deficits of $6,330,684 and $11,494,044, respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $910,000 over the next nine (9) months, in the following areas:

o	Salaries and labor = $450,000
o	Network operating costs = $120,000
o	Network infrastructure = $250,000
o	General and Administrative (exclusive of salaries) = $90,000

Our current cash of $34,497 as of September 30, 2004 as well as our cash of $11,646 as of December 31, 2004 will not satisfy our cash requirements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as specified and for hedging relationships designated after September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after September 15, 2003.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 3.    Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item I.   Legal Proceedings

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

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports in Form 8-K

On September 10, 2004, we filed a Form 8-K under Section 8-Other Events, reporting that we filed a complaint in United States Federal District Court, Southern District of New York, against Michael J. Tracy, Michael L. Glaser, and William W. Becker. This complaint seeks the following relief from Defendants Tracy, Glaser, and Becker:

o	An award for compensatory damages;
o	Enjoining the defendants and entities acting in concert with them to withdraw the Schedule 14C that was filed with the Securities and Exchange Commission on September 8, 2004;
o	Awarding us, as plaintiff in this action, with costs and expenses for litigation, including reasonable attorneys’ fees, expert fees and other disbursements; and
o	Awarding us, as the plaintiff in this action, with such other and further relief as may be deemed just and proper.

On September 16, 2004, we filed a Form 8-K under Section 5-Corporate Governance and Management reporting a departure of directors or principal officers of directors; appointment of principal officers and under Section 8-Other Events and reported a complaint filed against Tower Gate Finance, LTD. And Nyssen, LP.

Our Board of Directors elected Mr. Michael Tracy as our President and Chief Executive Officer. Mr. Tracy replaces Mr. Richard Dineley. Our Board also elected Mr. Gary Brown as our Secretary and Treasurer. Mr. Brown replaces Mr. Richard West.

We filed a complaint in United States District Court for the District of Nebraska against Tower Gate Finance LTD. And Nyssen LP. The complaint alleges fraudulent misrepresentations against Tower Gate, fraudulent concealment against Nyssen, breach of fiduciary duty against Tower Gate, civil conspiracy against Tower Gate and Nyssen, breach of contract against Tower Gate, breach of the covenant of good faith and fair dealing against Tower Gate, and seeks preliminary and permanent injunction, declaratory judgment and an accounting. The complaint requests a jury trial. We seek the following relief from Defendants Tower Gate and Nyssen:

o	Damages in an amount to the proved at trial;
o

Rescission of the September 26 and October 6, 2003 Agreement, the February 3, 2004 Agreement with Tower Gate, and the November 19, 2003 Loan Agreement, as amended with Nyssen, without requiring Telemetrix to repay Nyssen the cost of the switch and without requiring Telemetrix to repay Nyssen for any loans not directly benefiting Telemetrix;

o	A declaration that Tower Gate and Nyssen cannot convert their “services” for and/or “loans” made to us into our common stock;
o	Exemplary damages;
o	Costs and attorneys’ fees as allowed by contract or law; and
o	Such other relief as the Court deems just and proper.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2005

Telemetrix Inc.

By: /s/ William Becker
      William Becker
      President/Chief Executive Officer
      (Principal Executive Officer)