Form 10KSB
period 2004-12-31
TELEMETRIX INC
filed 2006-01-12
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2004
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ____ TO ____

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

Yes  [   ]   No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year $654,688.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $499,993.64 as determined by the closing price of $0.02 on December 15, 2005.

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

Yes  [   ]   No  [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of December 1, 2005.

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

Transitional Small Business Disclosure Format (Check one):Yes  [   ]   No  [X]

TELEMETRIX INC.

INDEX

Part I.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Organizational History

Telemetrix Inc. was formed through a series of corporate combinations, as follows:

o

On January 2, 1999, Telemetrix Resource Group, Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.‘s sole shareholder, in accordance with a share exchange and plan of reorganization;

o

On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction, which is referred to hereafter as “the combination”;

o

On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox’s common stock;

o	Thereafter, Arnox’s historical financial statements become those of TRG Ltd., as TRG Ltd.‘s operations were the ongoing operations of the combined companies;
o	On September 22, 1999, the final phase of the combination closed, whereby, we acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox’s common stock;
o	Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox;
o

After the combination, the companies changed their names to reflect their complementary businesses, as follows: (a) Arnox became Telemetrix Inc.; (b) TRG Ltd. became Telemetrix Solutions, Inc.; and (c) WTC became known as Telemetrix Technologies; and

o	Tracy Corporation II, a Nebraska corporation, became our wholly owned subsidiary.

As of December 31, 2004, we have 24,999,682 shares of our common stock outstanding. As of December 1, 2005, we have 24,999,682 shares of our common stock outstanding.

BUSINESS

Overview

We offer the following services:

o	Wireless paging services
o	Wireless Personal Communications Services
o

Wireless network access and specific rate plans for customers that use only the personal communications system short message service (SMS). This provides nationwide network short message service. This service is generally used by our customers for telemetry systems, which involve the use of remote devices for data collection and analysis’

o	Hardware, software and network operator services solutions

Wireless Paging Service

We own and operate a wireless paging service. Wireless paging is a service that has been in use for over 20 years and is the service originally used by doctors and emergency personnel who were on call, before the common availability of wireless mobile phones. It consists of a small device that is usually attached to one’s belt or carried in a person’s pocket, and which makes a beeping notification sound and either displays a call back number or provides a voice message that has been left by the person accessing the paging device from a telephone. The general use of wireless paging service is declining but paging hardware and service continue to be used in more specialized situations and are a lower priced alternative to a wireless mobile phone. Paging service revenue is decreasing on paging systems nationwide, as it is with the paging network that we operate. Our paging network provides coverage of portions of western Nebraska and southeastern Wyoming.

Wireless Mobile Telephone Service

We also own and operate a wireless mobile telephone service. There are two major types of mobile telephone technology in use in the United States, Global System for Mobility (GSM) and Code Division Multiple Address (CDMA). Examples of wireless companies that use GSM are Cingular, Dobson Communications and T-Mobile. Examples of wireless companies that use CDMA are Sprint and Verizon. We currently use GSM technology.

Our wireless mobile telephone service provides local network coverage in western Nebraska and eastern Wyoming only. We have future plans of expanding the network service area to include a portion of Interstate Highway 80 which is in the southern part of our licensed area. We provide network roaming service for customers of T-Mobile, Cingular and Dobson Communications, when in our network coverage area. The income from providing this service is known as “roaming revenue”.

Nationwide network data access

There are a number of companies designing and manufacturing devices to collect data and report events, which has become known in the industry as Machine to Machine (M2M) communications. We were in the business of designing and marketing such devices. During the third quarter of 2002, we determined there would be an increasing amount of market competition by hardware companies with significant expertise and we determined that those companies were better positioned to capitalize on such business opportunities. We also determined that these companies would share the problem of obtaining an affordable data plan to support their hardware and software. Because we did not have existing distribution channels we determined our market opportunity for providing affordable nationwide data only wireless service was greater than our market for application specific telemetry related hardware and software. We created service plans for customers that needed service for their hardware and reporting devices. This presented the opportunity to enter endless vertical markets without specific research and development to produce specific hardware and software for those markets and removed the necessity to launch an extensive customer focused marketing program..

We currently provide nationwide GSM network access on a wholesale basis for hardware that communicates using the short message service (SMS). We activate Subscriber Identity Module (SIM) cards for telemetry and telematic applications, and have rate plans that do not include monthly voice service fees. We deliver nationwide GSM service through agreements with network roaming partners, primarily Cingular and T-Mobile. We issue SIM cards and provide service to send and receive messages to our SIM cards virtually anywhere in the United States. This service is necessary to make the M2M hardware operate.

SMS is simply a service which allows customers to send and receive text messages on their digital phones. Each message may be up to a maximum of 160 characters long. Telemetry and telematic customers use this message protocol to wirelessly communicate with their hardware devices.

Our immediate objective is to increase the amount of message traffic for delivery on the networks operated by our roaming partners and also increase the roaming traffic on our network from our roaming partners. The next objective is to integrate General Packet Radio Service (GPRS), into our data offering. GPRS is a GSM data transmission technique that transmits and receives data in packets at high speeds and is particularly suited for Internet access.

Hardware, software and network operator service solutions

Our company also provides mobile switching services and other essential wireless services to Wilkes Telephone and Electric Company, (Wilkes) is a small PCS wireless operator located in Washington, GA. The expertise and talent necessary to operate a small network is difficult to acquire. Through Telemetrix Wilkes is able to get the services necessary to operate their local transmitters and handle voice and data without the need for installation of expensive and complicated equipment. Telemetrix has connected the central office equipment located in Gering, Nebraska with the equipment operated by Wilkes and the local network operates as if the equipment were owned and operated by Wilkes This saves Wilkes a tremendous amount of time and expense in making their wireless network operational and also made their network profitable more quickly. Wilkes uses the Telemetrix Mobile Switching Center and also uses Telemetrix sources for financial settlement and billing, and has not had to spend time finding qualified and competent personnel to work on their technical network operational issues.

OUR BILLING PRACTICES

We charge our customers based on the following 3 billing levels:

o	Monthly pager service fees
o	Per month for wireless network access and per message for SMS
o	Professional services, which include billing and network services

DIVISIONS

We operate the following divisions:

o	Telemetry and Pager Services – Our Telemetry and Pager Services Division provides SMS and pager services
o	Reseller Division – We have agreements with agents and resellers that purchase our services at wholesale and then resell them at their retail rates
o	Network Services-We provide switching and other network services to customers

During the first-nine months of 2004, we had a division which was called our Centregate Division. This operation was based in Atlanta, GA and was to market and support our carrier services market, including billing and network services. For a number of reasons, we determined it was not feasible to operate a remote office and staff and the agreements with those staff members were terminated in September, 2004.

GEOGRAPHIC MARKETS

Our primary geographic markets are the United States, Canada, and Mexico.

DISTRIBUTION AND MARKETING METHODS

o	Resellers/Agents – We have agreements with resellers and agents that purchase our services from our net price sheets and then resell the services at their retail prices to their customers; and
o

Internet Web Site- We get inquiries from our website and then work directly with prospective customers, vendors and application service providers and place qualified prospective customers on a trial service through our network.

FUTURE BUSINESS PLANS

Our future business plans during 2005, will include the following:

o	Expanding Reseller Program – We will attempt to expand our telemetry services related business by adding resellers that market such services.
o

Additional network services, including GPRS which will enhance the services available for sale to the existing customer base and which will also increase the amount of roaming revenue on the local network from our network roaming partners such as Cingular and T-Mobile.

o	Gaining full functionality of the billing system thereby increasing the number of services which will be available to Wilkes.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We have no costs associated with environmental regulations related compliance and we do not anticipate any future costs associated with such compliance.

INTELLECTUAL PROPERTY RIGHTS

On January 11, 2000, the U.S. Patent and Trademark Office (“PTO”) issued the Company Patent No. 6,014,089 (the “089 Patent”), which is directed to an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system. We have been notified by the PTO that the 089 Patent has been withdrawn because we failed to make an annual maintenance payment due in January 2004. The Company has filed a petition with the PTO for reinstatement of this patent.

On November 21, 2000, the PTO issued the Company Patent No. 6,150,955 (the “955 Patent”) which is directed to the use of a telemetry data system for monitoring certain digital packets associated with a digital communications control channel, the identification of certain packets, and the replacement of certain non-information bearing packets with packets that contain useful data and information. This patent will expire in the year 2017.

On April 9, 2002, the PTO issued the Company Patent No. 6,369,719 (the “719 Patent”), which is directed to an apparatus and method for collecting and transmitting utility meter data and other information by means of a wireless network. The patent will expire in 2019.

TOWERS

As more fully detailed under Item 2, Description of Properties, we own, rent to others or rent from others certain tower sites in Wyoming and Nebraska. Twelve of these towers are used to support simple antennas which are used in our paging business.

Six of these tower sites are used in our PCS Network operation.

LICENSES

Our wholly owned subsidiary, Tracy Broadcasting II, holds the following Federal Communications Commission radio frequency licenses:

o

Personal Communications System (PCS) license, referred to by the Federal Communications Commission as a Basic Trading Area 411 license, for Scottsbluff, Nebraska. This license entitles us to operate a PCS wireless network in this area. The network is used to provide mobile telephone service to the local population and also persons from other PCS mobile telephone companies that are “roaming” in that area. Our business agreements with other PCS networks allow our customers to “roam” on those networks for voice service out of our coverage area.

o

18 Paging and Mobile Telephone licenses serving 18 locations in Western Nebraska, Eastern Wyoming, and Northeastern, Colorado which give us the exclusive right to use a one-way radio frequency to communicate with the paging devices of our customers for paging service. The licenses are not shared which gives our paging customers a higher level of interference free voice and digital paging service.

EMPLOYEES

We have 4 full time direct or contract employees in our Gearing, Nebraska office, as follows:

o	Company Operations Management
o	Infrastructure Hardware Technician
o	Central Office Switch Technician
o	1 Billing and Accounting Person that is contracted from Tracy Broadcasting;

Through September, 2004 we had 5 full time direct or contract employees in our Atlanta, Georgia office, as follows:

o	Chief Executive Officer
o	Chief Operating Officer
o	Vice President of Sales
o	Management Accountant
o	Engineering Services that are obtained from one engineer on a contract basis

The Atlanta office and operations were discontinued in September 2004 and these employees and contractors were dismissed.

We have no employees that are members of labor unions. We also use the services of independent contractors and consultants.

COMPETITION

Competitive Business Conditions and Our Place in the Market

The markets for all of our services are increasingly competitive. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases and greater financial and technical resources than us. Because we are financially and operationally smaller than our competitors, we will encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and create more attractive pricing for their target markets than we are. In addition, we do not have an established brand name or reputation while our competitors have significantly greater brand recognition, customer bases, operating histories, and financial and other resources.

Some of our biggest competitors in the telemetry services market are:

o	Kore Wireless
o	Aeris
o	Cingular
o	T-Mobile

Some of our biggest competitors in the pager market are:

o	Wireless Telephone companies such as Alltel
o	Action Communications

Some of our biggest competitors in our billing systems market are:

o	RedKnee
o	Amdocs; and
o	Verisign

Our Plan to Compete

We plan to compete in the following ways:

o	Attempt to provide a superior level of customer care and service to developers of new and innovative technologies utilizing digital wireless communications systems

o	Utilize attractive pricing plans that are not easily duplicated by larger wireless carriers

o	Attempt to secure marketing agreements with primary vendors and service providers that bring new, innovative and advanced services to market.

GOVERNMENTAL REGULATION

Wireless telecommunications services are subject to significant regulation. We could become subject to additional regulatory requirements as our services grow. We are subject to regulations under the Communications Act of 1934, which includes the Telecommunications Act of 1996. The Federal Communications Commission (FCC) regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Our PCS and other wireless services require radio frequency licenses from the FCC or a contractual arrangement with a licensee. We have a PCS license, which was obtained in the C Block License Auctions. We also have paging facility licenses, which are used in the operation of the existing paging system. We maintain FCC licenses on all of the communication facilities. The PCS license is granted on a 10-year basis with an expectation of renewal at the end of that term. The paging licenses are granted on a 10-year basis also with a reasonable expectation of renewal.

MATERIAL AGREEMENTS

Network Service Agreement with Wilkes Telephone and Electrical Company, Washington, GA.

We have an agreement dated January 16, 2004, with Wilkes, which is headquartered in Washington, GA. Under the agreement, we provide switching, SMS, roaming support, interconnection and carrier billing and certain settlement services to support Wilkes’ provision of wireless services to its customers, including customers which use our network through roaming agreements which Wilkes has with other major wireless carriers. Under the agreement, Wilkes purchases certain of our infrastructure equipment and provides installation of the equipment, and testing and integration of the equipment with Wilkes’ wireless cellular telephone system.

Reseller Agreement with Topp, Inc.

We have a March 31, 2003 reseller agreement with Topp, Inc. in which Topp, Inc. acts as our reseller and makes purchases from us allowing Topp, Inc. to market and sell access to and use of our PCS service.

Customer Master Agreement with Cerillion Technologies Limited

We have an April 13, 2003 agreement with Cerillion Technologies in which Cerillion agrees to supply us Cerillion’s software, third party products and software support services for resale by us and for the exclusive purpose of supply billing services to certain organizations. We are not permitted under the agreement to assign or subcontract any rights or obligations under the agreement or appoint any agent to perform such obligations, except as otherwise permitted under the agreement. The agreement may be terminated by written notice if either party fails to observe or perform any material term or condition of the agreement and such breach continued for 30 days. Additionally, we are not permitted to use, reproduce, sublicense or otherwise deal in the software or the source code of the software or reverse engineer decompile or disassemble the software. We are required to use Cerillion’s trademarks and trade names.

Master Purchase & License Agreement with Telos Technology

On October 22, 2003, we entered into a Master Purchase and License Agreement with Telos Technology (“Telos”) under which we purchased system infrastructure for a GSM network solution, including a wireless communications switch. Telos delivered the system in the first quarter of 2004, and we installed the system in the first quarter 2004. We also installed equipment necessary to provide network services to Wilkes under our agreement with Wilkes during the first quarter of 2004. During 2004, UT Starcom purchased Telos and merged Telos into its operations.

Stock Purchase Agreement with Tracy Broadcasting Corporation

We have a May 26, 2003 Stock Purchase Agreement with Tracy Broadcasting Corporation, which is solely owned by our former Chief Executive Officer, Michael Tracy. In this agreement, Tracy Broadcasting, which is identified as the “purchaser” agreed to purchase 10,042,500 shares of our restricted common stock for a total purchase price of $401,700. A total of 6,523,496 of these shares were issued to Tracy Broadcasting Corporation in October, 2004.

Agreements and Loan Conversions

During October 2003, we entered into a loan agreement with Nyssen LP (“Nyssen”) through TowerGate Finance Ltd. (“TowerGate”) under which we would be able to borrow up to $2 million in the form of convertible notes. As of December 31, 2003, we had borrowed an aggregate of $350,000 under this loan agreement pursuant to convertible demand notes. The notes do not bear interest unless they are in default, in which case interest accrues at the rate of 12% per annum. The notes have a conversion feature which allows for conversion into the Company’s common shares at $.04 per share. The Company challenged the loan agreement with Nyssen in the dispute described in Item 3 – Legal Proceedings. During the dispute, the Company suspended the conversion feature in the notes.

As of November 30, 2004, the Company entered into a settlement agreement with Nyssen, and reinstated the conversion rate. (See Item 3, Legal Proceedings.) The difference between the conversion price and the fair market value of the shares was charged to interest expense. As of November 30, 2004, we had borrowed an aggregate of $1,600,025 from Nyssen pursuant to the October 30, 2003, loan agreement and represented by the convertible demand notes. Pursuant to the settlement agreement, Nyssen agreed to convert the $1,600,025 in demand notes into our common shares at $.04 per share. Upon conversion, Nyssen will receive 40 million shares of our common stock. Under the settlement agreement, we agreed to issue TowerGate 20 million shares of common stock for non-cash compensation for financial services provided to the Company.

As provided for in the November 30, 2004, settlement agreement, Tower Gate and Nyssen, its management and associates will invest an additional $300,000 in the Company, as follows:

1.	$100,000 at $.02 per share

2.	$200,000 at $.10 per share.

As provided for in the November 30, 2004, Settlement Agreement, Becker Capital Management LLC, a related party, its management and associates will invest an additional $300,000 in the Company, as follows:

1.	$200,000 at $.02 per share

2.	$100,000 at $.10 per share.

On February 3, 2003, the Company issued a note in the principal amount of $30,000 and bearing interest at 10% per annum, payable to Becker Capital Management, LLC, a related party. The note required three installment payments of $10,000 each on March 3, 2003, April 3, 2003, and May 3, 2003. The note provided for a penalty that in the event a payment was not received within five (5) days of each due date, the Company would be declared in default, and the holder would be entitled to receive shares of stock in the Company at $.11 per share, priced for the outstanding principal balance including interest owed at the time of default. Additionally, for each thirty (30) days beyond the due date the Company is in default on the note, the holder would be entitled to additional shares computed at the rate of ½ of the initial conversion rate. In the November 30, 2004, settlement agreement, the Company agreed to convert this note, plus accrued interest of $4,757, into 36,175,000 shares of the Company’s common stock, at the par value of the common stock, or $.001 per share.

The Company acknowledges that all of the transactions contemplated in the November 30, 2004 settlement agreement, including the loan conversions of Nyssen, the shares issued to TowerGate, and the loan conversion of Becker Capital Management are subject to shareholder approval. The Company has not yet taken the appropriate action to seek shareholder approval but will do so at the earliest time practical. In April 2005, the Company made application with the FCC for approval of the share issuance to Nyssen and TowerGate and Becker Capital Management LLC described above. The application is currently pending with the FCC.

The Company has outstanding notes payable to affiliates in the principal amount of $492,000 at December 31, 2004. During the years ended December 31, 2004 and 2003, the affiliates advanced additional funds of $25,000 and $568,640 and the Company made repayments of the advances of $0 and $100,000. The debt is convertible into common shares of the Company at $.02 per share.

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares of the Company. The Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares. In September 2004 a major shareholder received 6,523,496 shares of common stock for $260,940 of this debt conversion and the other persons and entities who had initially agreed to accept preferred shares agreed to accept common shares in lieu of the preferred shares.

During May 2003 in conjunction with the conversion of the notes and accrued interest the note holders forgave the issuance of an aggregate of 10,594,539 shares of common stock with an aggregate value of $3,233,978.

The Company has obligations to issue common shares at December 31, 2004, pursuant to the conversions of various loans and accrued interest as follows:

	Shares	Amount
Loan incentive shares	6,055,762	$ 719,947
Conversion of debt	40,000,000	6,000,000
Conversion of related
party debt	64,948,445	9,272,607
	110,004,207	$15,992,554

Exchange Agreements

In 2003 we entered into exchange and conversion agreements with Hartford Holdings, Ionian Investments, Ltd., Ardara Investments, Ltd., WYSE Investments, Ltd., Michael L. Glaser, Becker Capital Management and Michael Tracy, all of which provide for the following:

o	The surrender of all certificates held by each of the entities representing 80% of the total amount of shares of common stock held;
o	In exchange for the surrender of the certificates, we shall exchange without further cost shares of our preferred stock at a ratio of 200 shares of common for each share of preferred;
o

Preferred shares will not be issued in fractional increments, therefore any fractional numbers of shares will be added to the number of common shares which will be issued as replacement shares for the shares surrendered.

Each entity has the option, on written notice to us, to have us register a number of shares set out in each of the separate agreements. Effective December 31, 2004, the Company and the major shareholders cancelled the exchange agreements.

Office Lease Agreements

Our office lease agreements are summarized below under Item 2, Description of Properties.

ITEM 2. DESCRIPTION OF PROPERTIES

Nebraska Office Space:

Our wholly owned subsidiary, Tracy Corporation II, leases 5,168 square feet of office space at our executive offices, 1225 Sage Street in Gering, Nebraska from our former Chief Executive Officer, Michael Tracy, for a monthly lease payment of $2,500. This space is adequate for our needs. This lease expires on October 31, 2007.

Atlanta Office Space:

We had an Office Services Agreement with the Centre for Premier Suites and Business Services, Inc. for 800 square feet of office space at our Atlanta, Georgia office located at 300 Village Green Circle, Suite 201, Smyrna, GA 3008. This agreement was effective as of November 10, 2003 and terminated on May 31, 2004. The monthly payment was $1,895. This space is adequate for our needs. We did not renew the lease and operated from May 31, 2004 through October, 2004 on a month to month basis.

Towers:

We own tower sites in the following locations:

o	Guernsey, Wyoming
o	Wheatland, Wyoming
o	Torrington, Wyoming
o	Henry, Nebraska
o	Gering, Nebraska
o	Bushnell, Nebraska
o	Kimball, Nebraska
o	Sidney, Nebraska
o	Oshkosh, Nebraska
o	Minatare, Nebraska
o	Ogallala, Nebraska
o	Alliance, Nebraska

We rent tower sites in the following locations:

o	Douglas, Wyoming
o	Mitchell, Nebraska
o	Scottsbluff, Nebraska
o	Chadron, Nebraska
o	Dix, Nebraska
o	Sterling, Colorado

The leases and rental agreements pertaining to these tower sites are generally a five year term. Rental charges are based on a monthly rate calculated by the number of feet of tower space between the antenna location on the tower and the ground multiplied by a per foot rate, plus a monthly charge for equipment space within the building at the base of the tower site used to house equipment.

ITEM 3. LEGAL PROCEEDINGS

On September 10, 2004, we filed a Complaint in the United States District Court in the Southern District of New York against Michael J. Tracy (“Tracy”), Michael L. Glaser (“Glaser”), and William W. Becker (“Becker”), in case number 04CV7255. The Complaint sought an award for compensatory damages and an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation, including reasonable attorneys’ fees, expert fees, and other disbursements, and against Tracy for conversion, and awarding us, as plaintiff, such other and further relief as may be deemed just and proper.

On September 16, 2004, we filed a complaint in the United States District Court for the District of Nebraska, in case number 7:04CV5020, against TowerGate and Nyssen. The Complaint alleged fraudulent misrepresentation against TowerGate, fraudulent concealment against Nyssen, breach of fiduciary duty against TowerGate, civil conspiracy against TowerGate and Nyssen, breach of contract against TowerGate, and breach of the covenant of good faith and fair dealing against TowerGate. The Complaint sought preliminary and permanent injunction, declaratory judgment and an accounting. The Complaint also requested a jury trial.

On December 10, 2004, we, Tracy, Glaser and Becker and our other majority shareholders, and TowerGate and Nyssen entered into a binding agreement dated as of November 30, 2004, in which the parties agreed to dismiss the above-described lawsuits, and settle the dispute between the Company and TowerGate and Nyssen, and the Company and Becker, Glaser and Tracy.

The settlement agreement provides that the parties agree to put in place an interim board of directors consisting of William Becker as Chairman and interim Chief Executive Officer, Larry L. Becker, son of William Becker, and one of our substantial shareholders through Becker Capital Management, LLC, Piers Linney, CEO of TowerGate, and Matthew Hudson, who controls Nyssen, or his designee. In addition, the settlement agreement states that William Becker and Larry Becker and the entities which are affiliated (“the “Becker Entities”) with them and TowerGate/Nyssen have the right to appoint two directors, so long as either group individually, respectively, holds in excess of 25% of our common stock. Moreover, the agreement states that the Becker Entities and TowerGate/Nyssen shall be entitled, respectively, to appoint one director for as long as they hold in excess of 50% of our common stock and up to 25% of our common stock. Mr. William W. Becker is a Canadian citizen. Mr. Larry L. Becker is also a Canadian citizen. Messrs. Linney and Hudson are British subjects. TowerGate and Nyssen are formed under the laws of the United Kingdom.

The settlement agreement also provides that our majority shareholders and Glaser, together with the Becker Entities and TowerGate/Nyssen would vote all shares held by them to ensure that the Becker directors are always appointed in accordance with the agreement. Additionally, the agreement states that other directors will be appointed to the Board in due course and good faith on the basis that their appointment is in our best interest and in the best interest of our shareholders.

The agreement further provides that we will increase our authorized number of common voting shares of the company to 500,000,000, and that our majority shareholders agree to take all actions necessary and in accordance with applicable laws, statutes, rules and regulations to facilitate the increase in the issuance of our share capital.

Under the agreement we agreed to issue a new promissory note to Mr. Tracy or his affiliate for a loan he made to us of $467,000. The note will be due and payable in 24 months from December 31, 2004, and will bear simple interest at 10% per annum from December 31, 2004, until maturity. At maturity, Mr. Tracy or his affiliate may convert this note at his option into our common voting stock at $.02 per share.

The agreement also provides that since the Company requires immediate access to new financing to continue operations, Mr. William W. Becker and his affiliates (the “Becker Entities”) will invest $200,000 into the Company at $.02 per share, for 10,000,000 newly-issued common shares, and $100,000 into the Company for 1,000,000 newly-issued common shares, and Nyssen will invest $100,000 into the Company stock at $0.02 per share for 200,000,000 newly-issued common shares and $100,000 into the Company stock at $.10 per share for 1,000,000 newly-issued common shares. The parties agreed that future financing provided by the Becker Entities and Nyssen would be accomplished at $.10 per share of our common stock. Becker Capital Management, LLC has loaned the Company $300,000, pursuant to convertible promissory notes, in order to provide the Company with interim financing until we implement the settlement agreement. Mr. William Becker does not own any interest in Becker Capital Management, LLC. Nyssen has also loaned the Company $300,000, pursuant to convertible promissory notes in order to provide the Company with interim financing until we implement the settlement agreement.

The agreement further provides that we will establish a stock option plan with ten percent (10%) of our fully diluted share capital to incentivize the performance of our existing and new management.

The settlement agreement provides that Delaware law shall apply. Delaware law requires approval of our shareholders to increase our authorized capital. Moreover, Delaware law will require shareholder approval of a stock option plan to incentivize the performance of our existing and new management. The Company is attempting to comply with all of the requirements of Delaware law and the SEC requirements, but there can be no assurance that it will be able to do so. In addition, FCC approval is required for certain of the share issuances and if this approval is not obtained by the Company there may be material negative impact on the Company’s financial position and results of operation.

Although the parties agreed to implement the agreement as soon as practical, the parties have only taken three actions to do so as of the date of this report. First, the Company dismissed its Complaint against Messrs Tracy, Becker and Glaser on December 15, 2004, dismissed its Complaint against TowerGate/Nyssen on December 20, 2004. Second, we filed an application with the FCC for approval of the stock conversion by Nyssen and TowerGate, and by Larry L. Becker. The application included a copy of the November 30, 2004, settlement agreement. Finally, we issued Tracy Broadcasting Corporation a promissory note for $467,000 for the $467,000 loan made to us. As provided in eh settlement agreement, the note is due and payable on December 31, 2006, at maturity. Tracy Broadcasting Corporation may convert this loan at its option into our common stock at $.02 per share. The Company filed a Form 8-K on December 21, 2004, related to this litigation, in which the Company described the terms of the settlement agreement.

All parties to the settlement agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or parties or affiliates of parties involved in litigation that gave rise to the settlement agreement.

In the settlement agreement, the parties agreed to undertake the following actions:

Elect a new Board of Directors;

Increase in the Company's authorized share capital;

Effect a material share issuance to the Becker Entities, Larry L. Becker and Nyssen;

Effect material share issuances to Nyssen and TowerGate; and

Establish a stock option plan to incentivize the performance of the Company’s existing and new management.

If the Company and the parties implement the settlement agreement without complying with Delaware law, including obtaining shareholder approval and without FCC approval, the Company will be subject to the following unasserted claims, all of which would expose the Company to potential shareholder lawsuits and/or federal and state regulatory action:

Violation of Delaware law and our corporate bylaws. 8 Delaware Corp. Code 144 states:

“Interested Director, Quorum”

     A.    no contract or transaction between a corporation and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association, or other organizations in which one or more of its directors or officers, or directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee which authorizes the contract or transaction, or solely because any such director’s or officer’s votes are counted for such purpose, if:

          1.    The material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee, in good faith, authorizes the contract or transaction by the affirmed votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

          2.    The material facts as to the director’s or officer’s relationship or interest, and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the shareholders; or

          3.    The contract or transaction is fair to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee, or the shareholders.

     B.    Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes a contract or transaction.

If the Company fails to comply with the requirements of 8 Delaware Corp. Code §144 in effecting the material transactions contemplated by the settlement agreement, the Company will be subject to potential shareholder action. Additionally, under this section of the Delaware code, the settlement agreement could potentially be voided if the settlement agreement is not fair to the Company. The shareholders may consider an increase in the Company’s authorized common stock to allow the Company may implement the provisions of the settlement agreement, including issuance of shares to the Becker Entities, Larry L. Becker, Nyssen and TowerGate, which includes members of management, beneficial owners or affiliates, and also the adoption of a stock option plan for the benefit of management unfair to the Company and its shareholders who are not parties to the settlement agreement.

Moreover, the issuance of the shares to the Company’s management and beneficial owners described above, and as provided for in the settlement agreement, may be set aside under Delaware law if the Company fails to comply with the foregoing section of the Delaware corporate code.

Furthermore, the Company has a class of its securities registered pursuant to the Securities and Exchange Act of 1934 (the “1934 Act”). Accordingly, the Company must comply with Section 14 of the 1934 Act and its disclosure requirements in connection with the implementation of the settlement agreement. Therefore, the Company is required to file with the SEC either a proxy on Schedule 14-A, or an information statement to Schedule 14-C, before it can implement the settlement agreement. The Company intends to file a proxy statement with the SEC in compliance with the 1934 Act and, upon approval, issue a proxy to its shareholders requesting a vote on the material transactions contemplated by the settlement agreement. The Company will exclude from such voting those shareholders who are determined under Delaware law not to be qualified to vote because they will derive a direct benefit from the transactions contemplated in the settlement agreement.

The Company has been delinquent in filing its reports on Form 10-QSB and Form 10-KSB for the calendar year ending December 31, 2004, and is delinquent in filing reports on Form 10-QSB for the first, second and third quarters during the calendar year 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2004.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board or the National Quotation Bureau’s Pink Sheets. From April 2003 to present, our common stock has been quoted under the symbol TLXT on the National Quotation Bureau’s Pink Sheets. From April 1999 to April 2003, our common stock was quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004	Low	High
Fourth Quarter	.06	.38
Third Quarter	.10	.15
Second Quarter	.10	.44
First Quarter	.30	.50
2003	Low	High
Fourth Quarter	.06	.50
Third Quarter	.06	.14
Second Quarter	.08	.16
First Quarter	.06	.14

The source of the above information is msn.com.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

Reports and Other Information to Shareholders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference rooms in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Holders

As of September 30, 2005, we had 248 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of September 30, 2005, there were 6,905,198 shares of our stock held by non-affiliates and 19,094,484 shares of our stock held by affiliates.

Options.

We have 450,000 options outstanding to purchase 450,000 shares of our common stock.

Warrants

We do not have any outstanding warrants of our common stock.

Penny Stock Considerations.

Our shares are “penny stocks” as generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
o

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

o

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our stock, which may affect the ability of shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

Recent Sales of Unregistered Securities.

Not applicable

Use of Proceeds from Registered Securities.

Not applicable

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2004. The terms “the Company,” “we,” “our” or “us” refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $5 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of “churn” representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

Statements are made as of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

Up until August 2002, our revenues were primarily generated from one way wireless communication (paging services) related income. Beginning in September 2002, we ceased research and development on telemetry related hardware products; instead, we began focusing on providing Global Systems for Mobile communications (GSM) network access for telemetry devices from third party providers actually providing access to the nationwide GSM network for short message service customers that use data and SMS to communicate with and control their telemetry and telematic hardware devices. At that time, we began conducting business in telemetry services, which consisted of SMS, including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message (SMS), and an activation fee for subscriber/customers.

Capital Expenditures and Requirements

During 2004, we made two significant capital expenditures of approximately $860,000 for a Mobile Switching Center (MSC) and GPRS Equipment. If we obtain adequate funding, we expect to make the following significant capital expenditures during 2005: (a) $300,000 for additional switching equipment; (b) $150,000 for a short message service center; and (c) $75,000 for infrastructure hardware and software to support our billing system.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for revenue recognition and stock compensation, which requires us to estimate the value of the shares issued, and the value of intangible assets requires us to continually assess whether such assets are impaired. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2004.

During our Fiscal Year 2004 period, our revenues were derived from the following:

o	$347,969 from our telemetry related services
o	$70,170 from our pager related services
o	$221,140 from our network services
o	$15,409 from tower rental

Our revenues are dependent upon the following factors:

o	Our ability to secure additional agreements for customers using our network for nationwide network access for SMS and data
o	Our ability to secure additional agreements for network roaming services
o	Ourability to hire and maintain contract engineers that will be able to install and maintain and support the equipment and software necessary for both our division services
o	Demand for our services
o	Individual economic conditions in our markets
o	Our ability to market our services

Years Ended December 31, 2004 and 2003

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2004 increased 71% to $654,688 from $381,967 for the same period in 2003. The increase in our Revenues is primarily attributable to having Network Services of $221,140 for the year ended December 31, 2004 compared to $0 for the comparable 2003 period, representing an increase of 100%. The increase in our telemetry related message revenue to $347,969 for the year ended December 31, 2004 compared to $251,149 for the year ended December 31, 2003, representing an increase of $96,820 or 39%. Tower Rent Income of $15,409 in 2004 increased $3,757 from $11,652 in 2003. In contrast, our pager related revenues decreased by $48,996 or 41% to $70,170 during the year ended December 31, 2004 compared to $119,166 for the comparable 2003 period. We believe that during the year 2005 pager related revenues will continue to decline since the North American pager market has declined due to the increasing usage of other wireless technology. We will attempt to expand our revenues by marketing our network data access and generating associated revenues and through our wireless network services.

Cost of Revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, software, additional phone circuits, and processing charges, long distance charges, network technicians and base equipment. Cost of revenues increased from $179,524 to $328,947 for the year ended December 31, 2004, representing a 83% increase which represents 50% and 47% of the total revenues for the year ended December 31, 2004 and December 31, 2003, respectively. The increase in the cost of revenue is attributable to high cost services related to our other revenue category which consists of service agreements with other cellular carriers. There were no such costs associated with the comparable 2003 period.

Non-Cash Stock Compensation Expense. Non-Cash Stock Compensation had a $1,288,325 or 75% increase from $1,711,675 during fiscal year 2003 to $3,000,000 during fiscal year 2004. This increase is attributable to the funding agreement described in Funding Agreements and Loan Conversions.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased $481,920 to $1,103,945 for the year ended December 31, 2004 from $622,025 for the year ended December 31, 2003. The increase in our Selling, General and Administrative Expenses is mainly attributable to increased staffing in the Atlanta office until September 2004.

Interest Expense. Interest expense decreased by $129,803 or 37% to $216,373 for the year ended December 31, 2004 from $346,176 for the year ended December 31, 2003. This decrease is primarily due to the conversion of affiliate notes to stock in 2003. Non cash interest expense increased from $646,174 in 2003 to $9,912,419 in 2004 as a result of the conversion of debt into common shares at prices less that the fair market value.

Impairment of Assets. Impairment of Assets decreased to $0 from $103,000 for the year ended December 31, 2004 and December 31, 2003. The 2003 impairment losses related to the obsolescence of equipment in 2003.

Net Loss. Net Loss for the year ended December 31, 2004 increased by $10,764,091 to ($13,716,022) as compared to ($2,951,931) for the year ended December 31, 2003.

Net Loss Per Share. The net loss per share of common stock for the year ended December 31, 2004 was ($0.70) and ($0.16) for the year ended December 31, 2003.

Liquidity and Capital Resources December 31 2004.

Cash as of December 31, 2004 amounted to $11,646 as compared with $34,811 for the year ended December 31, 2003, a decrease of $23,165 or 67%.

Net cash used in investing activities increased $652,650 from ($106,250) in 2003 to ($758,900) in 2004 primarily from the purchase of property and equipment

Net cash provided by financing activities increased $366,499 from $719,038 in 2003 to $1,085,537 in 2004 primarily from the proceeds from convertible debt.

We plan to change the method of financing our operations from incurring debt to be used against future conversion to equity to funding the current commitments for capital expenditures mainly from equity sources and operations. We do not have material commitments for capital expenditures for the current year. We will continue to finance our operations mainly from loans from major shareholders and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2005; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $960,000 (or $80,000 per month) over the next twelve (12) months, in the following areas:

o	Salaries and labor = $285,000
o	Network operating costs = $300,000
o	Network infrastructure = $85,000
o	General and Administrative (exclusive of salaries) = $290,000

Our current cash of $5,000 as of November 1, 2005 will satisfy our cash requirements for only approximately two days.

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

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, our shareholders could lose their entire investment in our shares.

To date, we have funded our activities principally from loans from related parties and third parties.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $13,716,022 and has a working capital deficit of $4,070,114 and a stockholders’ deficit of $23,426,934 at December 31, 2004.

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

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently has no entities which require the application of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS.

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2004, and results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 21, 2005, except for Note 11,
  as to which the date is December 21, 2005

Telemetrix, Inc.
Consolidated Balance Sheet
December 31, 2004

Assets
Current assets:
Cash	$ 11,646
Accounts receivable	35,961
Other current assets	933

Total current assets	48,540

Property and equipment, net	789,530

Other assets:
Licenses	166,137
Receivable from affiliates	12,751

178,888

$ 1,016,958

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,988,626
Accrued expenses	746,349
Accounts payable and accrued expenses - affiliates	55,515
Convertible debentures	1,200,000
Notes payable - affiliates	25,000
Current portion of long-term debt	103,164

Total current liabilities	4,118,654

Long-term debt	437,684

Unissuable common stock - 138,083,686 shares	19,887,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized no shares issued or outstanding
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	--
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(75,617,671)

(23,426,934)

$ 1,016,958

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003
Revenue:
Pager	$ 70,170	$ 119,166
Network services	221,140	--
Other	363,378	262,801

	654,688	381,967

Cost of revenue	328,947	179,524

Gross margin	325,741	202,443

Operating expenses:
General and administrative - non-cash stock compensation	3,000,000	1,711,675
Selling, general and administrative expenses	1,103,945	622,025

	4,103,945	2,333,700

(Loss) from operations	(3,778,204)	(2,131,257)

Other (income) expense:
Other (income) expense	780	(5,456)
(Loss) on abandonment of assets	--	103,000
Gain on the settlement of debt	--	(269,220)
Gain on the abandonment of foreign operation	(191,754)	--
Interest expense - non-cash	9,912,419	646,174
Interest expense	216,373	346,176

	9,937,818	820,674

Net (loss)	$(13,716,022)	$(2,951,931)

Per share information - basic and fully diluted:
Weighted average shares outstanding	19,556,414	18,476,176

Net (loss) per share	$ (0.70)	$ (0.16)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statement of Stockholders’ (Deficit)
Years Ended December 31, 2004 and 2003

	Common Stock	Additional Paid in	Unissuable Common	Deferred	Currency Translation	Accumulated
	Shares	Amount	Capital	Stock	Compensation	Adjustment	(Deficit)	Total
Balance at December 31, 2002	18,476,186	$18,477	$46,808,483	$ 3,783,425	$(283,625)	$ 191,754	$(58,949,718)	$(8,431,204)
Deferred compensation expensed	--	--	--	--	283,625	--	--	283,625
Subscribed common shares
forgiven	--	--	3,233,978	(3,233,978)	--	--	--	--
Subscribed common shares
for loan incentives	--	--	--	458,500	(95,951)	--	--	362,549
Discount on common shares	--	--	1,104,675	--	--	--	--	1,104,675
Common shares subscribed
for services	--	--	--	607,000	--	--	--	607,000
Subscribed common shares
for loan conversions	--	--	--	4,107,297	--	--	--	4,107,297
Net (loss) for the year	--	--	--	--	--	--	(2,951,931)	(2,951,931)

Balance at December 31, 2003	18,476,186	18,477	51,147,136	5,722,244	(95,951)	191,754	(61,901,649)	(4,917,989)
Common shares issued
for loan conversions	6,523,496	6,523	254,417	(260,940)	--	--	--	--
Contribution of related party loan	--	--	272,184	--	--	--	--	272,184
Beneficial conversion feature
of related party loans	--	--	492,000	--	--	--	--	492,000
Common shares subscribed	--
for services	--	--	--	3,000,000	--	--	--	3,000,000
Common shares subscribed for
for loan conversions and interest	--	--	--	11,426,250	--	--	--	11,426,250
Deferred compensation charged
to interest expense	--	--	--	--	95,951	--	--	95,951
Write off of currency translation
adjustment related to an
abandoned subsidiary	--	--	--	--	--	(191,754)	--	(191,754)
Net (loss) for the year	--	--	--	--	--	--	(13,716,022)	(13,716,022)

Balance at December 31, 2004	24,999,682	$25,000	$52,165,737	$ 19,887,554	$ --	$ --	$(75,617,671)	$(3,539,380)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net (loss)	$(13,716,022)	$(2,951,931)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	167,031	174,753
Impairment of goodwill and other assets	--	103,000
Gain on the settlement of debt	--	(269,220)
Common stock subscriptions for services and other non-cash items
net of amount of deferred compensation	3,000,000	1,711,675
Common stock subscriptions for interest	9,912,419	646,174
Gain on the abandonment of foreign subsidiary	(191,754)	--
(Increase) decrease in accounts receivable	22,271	(7,378)
(Decrease) in other current assets	(933)	(75)
Increase (decrease) in accounts payable	412,494	(280,107)
Increase in accrued expenses	231,242	51,244
Increase (decrease) in customer deposits	(100,000)	100,000
Increase (decrease) in accounts payable and accrued expenses - affiliates	(86,550)	143,888

Total of adjustments	13,366,220	2,373,954

Net cash (used in) operating activities	(349,802)	(577,977)

Cash flows from investing activities:
Deposits on equipment	--	(101,000)
Purchase of property and equipment	(758,900)	(5,250)

Net cash (used in) investing activities	(758,900)	(106,250)

Cash flows from financing activities:
Advances from affiliates	25,000	568,640
Repayment of affiliate advances	--	(100,000)
Proceeds from convertible debt	1,250,000	350,000
Payments on long-term debt and notes	(189,463)	(99,602)

Net cash provided by financing activities	1,085,537	719,038

Net increase (decrease) in cash	(23,165)	34,811

Beginning - cash balance	34,811	--

Ending - cash balance	$ 11,646	$ 34,811

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ --	$ 37,834

Non cash investing and financing activities:
Conversion of related party notes and interest to stock subscriptions	$ 34,757	$ 4,107,297

Conversion of related party notes to common stock	$ 260,940	$ --

Forgiveness of related party stock subscriptions	$ --	$ 3,233,978

Equipment deposits transferred to Property and equipment	$ 101,000	$ --

Conversion of notes payable to common stock	$ 1,600,025	$ --

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003

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

Arnox became Telemetrix, Inc.
TRG Ltd. Became Telemetrix Solutions, Inc.
WTC became Telemetrix Technologies, Inc.

The Company offers wireless paging service, personal communications services (“PCS”) service, PCS nationwide network access and services and technology to telecommunications carriers and other businesses.

Network access involves providing a source and means for telemetry and telematic companies and customers to use the nation wide PCS networks of major carriers for the transmission of data and messages which are necessary in the conduct of their business. Telemetrix provides the service as a “data only” offering through the roaming agreements which it has with other PCS carriers and operators in North America, including Mexico and Canada.

PCS carriers use the Company’s technology to provide network services for their wireless customers. Telemetrix has the ability to use its infrastructure equipment located in Gering, Nebraska to provide switching and billing services for smaller carriers that would otherwise be unable to have access to these services.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes paging and telemetry revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer.

Cash and Cash Equivalents>

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

Licenses

Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was $92,285 during 2004 and 2003.

Licenses consist of the following at December 31, 2004:

Licenses	$922,856
Less: accumulated amortization	756,719

$166,137

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. During 2003 the Company recorded impairment losses as discussed in Note 4.

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

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $8,930 and $1,441 during 2004 and 2003.

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

Debt with Detachable Warrants and/or Beneficial Conversion Feature

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 (“APB 14”), whereby it separately measures the fair value of the debt and the detachable warrants and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

In accordance with the provisions of Emerging Issues Task Force Issues 98-5 and 00-27, the Company allocates a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, for the detachable stock purchase warrants, the Company first allocates proceeds to the stock purchase warrants and the debt and then allocates the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt. The discount resulting from the beneficial conversion feature is amortized over the estimated life of the debt.

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

The Company’s subsidiary located in Toronto, Canada ceased operations and activities as of March 31, 2002, and the balance of the currency translation adjustment of $191,754 was recorded in operations 2004.

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently has no entities which require the application of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $13,716,022 and has a working capital deficit of $4,070,114 and a stockholders’ deficit of $23,426,934 at December 31, 2004.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

Land	$ 13,301
Buildings	16,803
Vehicles	32,147
Furniture and office equipment	53,734
Computer equipment and software	354,382
Equipment	1,358,544

1,828,911
Accumulated depreciation and amortization	(1,039,381)

$ 789,530

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $75,475 and $82,468.

NOTE 4. IMPAIRMENT LOSSES

During the year ended December 31, 2003, the Company determined that certain long-lived assets, consisting of equipment, were impaired. The Company charged the amount by which fair value, determined by comparing the estimated future cash flows of the assets of $0 to the carrying value of $103,000 to operations.

NOTE 5. NOTES PAYABLE - RELATED PARTIES

The Company has outstanding notes payable to affiliates in the principal amount of $492,000 at December 31, 2004. During the years ended December 31, 2004 and 2003, the affiliates advanced additional funds of $25,000 and $568,640 and the Company made repayments of the advances of $0 and $100,000. The debt is convertible into common shares of the Company at $.02 per share.

The Company used the intrinsic value method to determine that all of proceeds should be allocated to the embedded beneficial conversion feature. As such, $492,000 was credited to additional paid in capital. The allocation of $467,000 will be amortized over 24 months commencing January 1, 2005, and the allocation of $25,000 was charged to interest expense during the year ended December 31, 2004.

Convertible debt - interest at 10% per annum, due on December 31, 2006	$ 467,000
Convertible debt - interest at 10% per annum, due on demand	25,000

492,000
Debt discount, less amortization of $25,000	(467,000)

$ 25,000

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares of the Company. The Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares (see Note 9). In September 2004 a major shareholder received 6,523,496 shares of common stock for $260,940 of this debt conversion and the other persons and entities who had initially agreed to accept preferred shares agreed to accept common shares in lieu of the preferred shares.

The Company has recorded interest expense of $29,170 and $236,342 during the years ended December 31, 2004 and 2003. In addition to the stated interest rates the Company has agreed to issue an aggregate of 16,650,301 shares of common stock as additional consideration for the loans. These shares have been valued at $3,951,927, which represents the fair market value of the shares on the dates of the loans. During 2004 and 2003, $95,951 and $646,174 has been charged to operations related to these issuances. To date, with the exception of the 6,523,496 shares of common stock described above none of the shares have been issued (see Note 9).

During May 2003 in conjunction with the conversion of the notes and accrued interest the note holders forgave the issuance of an aggregate of 10,594,539 shares of common stock with an aggregate value of $3,233,978.

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

NOTE 6. NOTES PAYABLE

Convertible debentures - interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of
$6,000,000 at January 1, 2001. Such an offering was not completed
The debentures are currently in default	$ 1,200,000
Note payable - Federal Communications Commission (C Block) interest at 7% per annum. Interest payments only of $13,543 due on a quarterly basis through September 2002. Quarterly interest and principal payments of $55,875 beginning December 2002 until maturity at
September 2006, secured by FCC license	508,525
Note payable - Federal Communications Commission (F Block)
interest at 7% per annum. Interest payments only of $1,163 due on a quarterly basis through April 1999. Quarterly interest and principal payments of $2,975 beginning July 2001 until maturity
at April 2007, secured by FCC license	32,323

$ 1,740,848

Less: current portion	$ 1,303,164

$ 437,684

Maturity of long term debt is as follows:

2005	$1,303,164
2006	431,871
2007	5,813

$1,740,848

NOTE 7. CONVERTIBLE DEBENTURES

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company’s common shares at $.04 per share, which the Company suspended because of the dispute described in Note 10 with TowerGate and Nyssen. This conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the difference between the conversion price and the fair market value of the shares was charged to interest expense (see below).

As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to this funding agreement. Pursuant to the agreement dated November 30, 2004, the note holder agreed to convert the $1,600,025 demand note into common shares at $.04 per share receiving 40,000,000 shares of common stock. The difference between $.04 per share price and the fair market value of the shares at the time of conversion was $4,399,975 and this amount was charged to non-cash interest. In the same agreement, a entity related to this third party investor received 20,000,000 shares of common stock for non-cash stock compensation for services. The Company recorded a $3,000,000 charge to non-cash compensation.

Provided in the November 30, 2004 agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Provided in the November 30, 2004 agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

See Note 11.

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

--

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $47,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024 subject to certain limitations resulting from a change in control. The deferred tax asset of approximately $16,000,000 relating to the operating loss carryforward has been fully reserved at December 31, 2004.

NOTE 9. STOCKHOLDERS’ (DEFICIT)

Preferred Stock

     1. Rank. Series D Preferred Shares (“Series D Shares”) are senior to the Company’s common shares (“Common Shares”), in priority for receiving distributions and for payment upon liquidation of the Company.

     2. Preference. Each Series D Share has a liquidation preference of $30.00 plus all accrued but unpaid distributions (the “Preference”).

     3. Conversion Rate. Upon a Conversion Event (see §8) the affected Series D Shares shall convert into Common Shares at the Conversion Rate. The ‘Conversion Rate’ shall initially be two hundred (200) Common Share into one Series D Share but will automatically adjust:

3.1.

in the same manner as the Common Shares were adjusted in stock splits, share consolidations, stock dividends, recapitalizations, and similar changes to the Company’s capitalization (“Recapitalization”). For example, if each Common Share was split into two recapitalized Common Shares then the Conversion Rate would become one Series D Share into four hundred recapitalized Common Shares);

3.2.

so that the percentage of the total Common Shares and securities convertible into Common Shares (collectively, “Share Equivalents”) represented by the Series D Shares owned by each Series D Holder (the “Series D Percentage”) does not change despite any issuance of Share Equivalents (excluding securities issued pursuant to an employee stock option plan) at a per-Share Equivalent price below the Preference.

Upon the occurrence of each adjustment of the Conversion Rate, the Company, at its expense, shall promptly compute such Conversion Rate adjustment and furnish each Series D Holder with a certificate stating the new Conversion Rate and explaining the facts underlying the Conversion Rate adjustment. The term ‘Common Equivalent Basis’ means equally with the Common Shares as though the Series D Shares were converted into Common Shares at the then-applicable Conversion Rate.

     4. Distributions. Each Series D Preferred Shareholder (a “Series D Holder”) shall participate in distributions on a Common Equivalent Basis.

     5. Liquidation Preference. If the Company is liquidated, Series D Holders shall receive their entire Preference (i.e., $30.00 per Series D Share plus all accrued but unpaid distributions) before any distribution or payment is made on any junior capital stock (including the Common Shares). After receiving this Preference, Series D Holders will then participate in distribution of the Company’s assets on a Common Equivalent Basis.

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

Each Series D Holder has the right to notice of all meetings of the Company’s shareholders, to attend such meetings and to vote on a Common Equivalent Basis on all matters presented for vote by the Common Shares except for those specified in this Section.

     7. Preemptive Rights. If the Company sells any Share Equivalents then each Series D Holder may prevent a reduction in its Series D Percentage after such sale (“Preemptive Right”) by purchasing a sufficient portion of such Share Equivalents.

7.1.

Company will notify each Series D Holder about the proposed sale of Share Equivalents, the terms, the proposed sale date and the amount the Series D Holder must pay to prevent reduction in its Series D Percentage (“Preemption Price”).

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

7.4.	This Section does not apply to issuances or sales of Share Equivalents:

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

7.5.

Company must notify the Series D Holders of any transaction listed in Section 6.4 or 6.5 (a “Combination”) and permit the Series D Holders collectively to purchase the Company (either by acquiring all Company capital stock or purchasing all or substantially all Company assets) at the deemed per-Common Share value proposed in the Combination. If any Series D Holder does not desire to purchase it’s pro rata portion of Company capital stock or assets, then remaining Series D Holders may purchase that portion).

The Preemptive Rights shall apply again to a proposed sale of Share Equivalents if Company does not complete that proposed sale or Combination within 150 days after the initial notice given by Company.

     8. Conversion Events. Upon any of the following events (“Conversion Events”):

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

     9. Redemption. The Company may redeem the Series D Shares, in whole or in part, at the same time (a “Redemption Event”).

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

Common Stock

During the year ended December 31, 2003, the Company recorded stock subscriptions for an aggregate of $458,500 for 5,585,635 shares of common stock related to incentive compensation due to related parties and $300,000 for 2,729,942 shares of common shares related to unpaid officer’s salary.

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

During the year ended December 31, 2004, the Company recorded stock subscriptions for an aggregate of $14,426,250 for 96,175,000 shares of common stock. Of the $14,426,250, $3,000,000 for 20,000,000 shares of common stock is related to compensation and $6,000,000 for 40,000,000 shares of common stock is related to the conversion of debt and non-cash stock interest, described in Note 7. The remaining $5,426,250 for 36,175,000 shares of common stock relate to the conversion of the $30,000 note described in Note 5.

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

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2004 or 2003.

A summary of stock option and warrant activity is as follows:

	Number of shares	Weighted average exercise price
Balance at
December 31, 2002	1,081,250	$3.79
Granted	--
Exercised/Forfeited	--

	--
Balance at
December 31, 2003	1,081,250	$3.79
Granted	--
Exercised/Forfeited	(631,250)

Balance at
December 31, 2004	450,000	$2.04

Exercisable at December 31, 2004:  450,000

Weighted average remaining contractual life - 6 years
Weighted average fair value - $.40

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office from an officer of the Company at a rate of $2,500 per month pursuant to a lease expiring in October 2007. Future minimum lease payments are as follows:

2005: $30,000 2006: $30,000 2007: $25,000

Rent expense for the years ended December 31, 2004 and 2003 including the above lease was $53,482 and $52,462.

Employment and Consulting Contracts

The Company has entered into an employment contract expiring on December 31, 2003 with its president. The agreement call for annual salary payments of $300,000 plus bonuses based on certain performance objectives. During 2003 this officer received no cash payments and the balance was paid with a common stock subscription for 2,729,242 shares valued at their fair market value of $300,000.

Effective on December 1, 2004, the Company entered into a consulting agreement with a former officer for a monthly fee of $10,000. The agreement may be cancelled upon 30 days notice by either party.

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

On September 10, 2004, the Company filed a Complaint in the United States District Court in the Southern District of New York against Michael Tracy ("Tracy"), Michael L. Glaser ("Glaser"), and William W. Becker ("Becker"), in case number 04CV7255. The Complaint sought an award for compensatory damages, an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation (except fees and other disbursements) including reasonable attorney's fees, and against Tracy for conversion, and such other and further relief as may be deemed just and proper.

On September 16, 2004, the Company filed a complaint in the United States District Court for the District of Nebraska, in case number 7:04CV5020, against TowerGate Finance, Ltd., ("TowerGate") and Nyssen, LP ("Nyssen"). The Complaint alleges fraudulent misrepresentations against TowerGate, fraudulent concealment against Nyssen, breach of fiduciary duty against TowerGate, civil conspiracy against TowerGate and Nyssen, breach of contract against TowerGate, and breach of the covenant of good faith and fair dealings against TowerGate. The Complaint seeks preliminary and permanent injunction, declaratory judgment and an accounting. The Complaint also requests a jury trial.

On December 10, 2004, the Company, Tracy, Glaser and Becker and our other majority shareholders and TowerGate and Nyssen entered into a binding agreement ("Agreement") dated as of November 30, 2004, in which the parties agreed to dismiss the above described lawsuits, and settle the dispute between them and between the Company and TowerGate and Nyssen. The agreement calls for the appointment of an interim board of directors and stipulated that so long as Becker and affiliated entities and TowerGate/Nyssen hold in excess of 25% of the outstanding voting common shares that they will be entitled to appoint two directors.

All parties to the Settlement Agreement are either beneficial owners of the Company's common stock, current or proposed members of the Company's management, and/or are parties or affiliates of parties involved in the Litigation that gave rise to the Settlement Agreement. Despite the filing of a December 21, 2004, Form 8-K related to this litigation, the Company has never disclosed the specific terms of the Settlement Agreement, including the relationships among the parties to the Settlement Agreement, whether and how the terms of the Settlement Agreement will be fulfilled and the existence and substance of potential violations of Delaware law and the Company's bylaws as a result of the terms contained in the Settlement Agreement.

In the Settlement Agreement, the parties agree that the parties will undertake the following actions:

Increase the Company’s authorized share capital;
Effect material share issuances to Becker Capital Management;
Effect material share issuances to Nyssen LP and Tower Gate Finance Limited; and
Adopt a stock option plan for the Company's existing and new management.

The Settlement Agreement gives rise to the following unasserted claims, all of which expose the Company to potential shareholder lawsuits or SEC regulatory actions. The Company is attempting to comply with all of the requirements of Delaware law and the SEC requirements, but there can be no assurance that it will be able to do so. In addition, FCC approval is required for certain of the share issuances and if this approval is not obtained by the Company there may be material negative impact on the Company's financial position and results of operations.

Violation of Delaware Law and Corporate Bylaws.

Section 144 of the Delaware Corporation Code states:

“Interested directors; Quorum” provides that any contract or transaction between the Company and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association or other organization in which 1 or more of its directors or officers, are directors or officers, or have a financial interest requires the approval of the contract and related transactions by: (a) a majority of the Company's disinterested directors; and (b) the Company’s shareholders.

If the Company fails to comply with either requirement (a and b above), it is subject to shareholder action. Additionally, Section 144 provides that the Settlement Agreement could potentially be voided unless it is fair to the Company. The action of increasing the Company's authorized common stock so that it can issue large numbers of shares to the parties to the agreement, who are management, beneficial owners or affiliates, and also adopting a stock option plan for the benefit of management, may be considered unfair to the Company’s shareholders who are not party to the agreement.

The issuances of significant shares (described above) to the Company's management and beneficial owners as provided for in the Settlement Agreement may be set aside under Delaware Corporation Law. Section 161 imposes limitations on directors' power to issue authorized shares. Any new stock issuance, such as those provided for in the Settlement Agreement, is subject to the statutory requirements regarding quality and quantity of consideration to be received for the shares. The foregoing actions may require the vote of disinterested shareholders pursuant to Delaware Corporate Code Section 144 because all of the parties to the Settlement Agreement are either the Company's directors and/or beneficial owners, and/or all are interested directors and/or interested shareholders.

The Company’s bylaws and Delaware corporation law require that directors be elected at any annual meeting of Shareholders.

Because the Company has a class of securities registered pursuant to the Securities Exchange Act of 1934 ("Exchange Act"), the Company must comply with Exchange Act Section 14 disclosure requirements. The Company is required to file a Proxy Statement on Form 14A or an Information Statement on Schedule 14C and will be prohibited from taking the actions set forth in the Settlement Agreement until twenty days after the filing of the Proxy or of its Definitive Information Statement.

The Company is delinquent in filing several reports on Form 10-KSB and Form 10-QSB and failed to timely correct any insufficient and incomplete disclosure in its SEC filings,

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

Equipment Purchase Agreement

During November 2003 the Company entered into an agreement to purchase network switching equipment for an aggregate of $676,800. Subsequently the vendor and the Company agreed to adjust the purchase price to $552,943. The Company made a down payment on the equipment in the amount of $101,000, which is included in other assets at December 31, 2003. The equipment was delivered in 2004 and the Company paid an aggregate of $477,943 including the $101,000 deposit and a balance of $75,000 is due to the vendor.

Other

The Company has agreed to issue certain common shares to various related parties. As of December 31, 2004, the Company does not have sufficient authorized shares to affect these issuances.

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

NOTE 11. SUBSEQUENT EVENTS

Through December 21, 2005 the Company borrowed an additional $690,000 pursuant to the third party convertible notes described in the Funding Agreement dated November 30, 2004. The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances bear interest at 15% per annum and are due on demand.

Through December 21, 2005 the Company borrowed an additional $729,000 pursuant to the related party convertible note described in the Funding Agreement dated November 30, 2004. The lender agreed to convert $275,000 of these advances into 9,750,000 shares of the Company’s common stock at June 30, 2005. The balances of the advances bear interest at 15% per annum and are due on demand.

Subsequent to December 31, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described in the Litigation section of Note 10. The application is currently pending.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President (principal executive officer)and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers: Our Directors may appoint new directors and elect officers at regular meetings with proper notification. Our shareholders elect our directors at each annual general meeting. Directors hold office until their successors have been elected and qualified or until death, resignation or removal. Our Officers are appointed by our Board of Directors. Our directors and executive officers are as follows:

Name	Age	Position	Term of Office
William Becker	74	Chairman of the Board	Until resignation
			Or removal
Gary Brown	54	Secretary and Treasurer	Until resignation
		And Director	Or removal
Patrick J. Kealy	63	Former Chairman	Resigned
		of the Board
Michael Tracy	59	Former President	Resigned
		Former Chief Executive
		Officer, Former Acting
		Chief Financial Officer,
		Former Director
John T. Connor, Jr	64	Former Secretary	Resigned
Michael L. Glaser	65	Former Secretary and	Resigned
		Director
Richard Dineley	54	Former President and	Resigned
		Chief Executive Officer
Richard West	49	Former Secretary	Resigned

William Becker has been our Chairman of the Board from March 30, 1999 to April 15, 2004 and since September 3, 2004. Mr. Becker was also a Director of the Company from April 15, 2004 to September 3, 2004. From March 1996 to June 1999 and then from September 1999 to present, Mr. Becker was the Chairman of the Board of: (a) the Becker Group of Companies, a investment and venture capital firm, based in Grand Cayman, Bahamas; and (b) TeleHub Communications, a research and development located in Gurnee, Illinois.

Gary Brown has been Secretary and Treasurer since September 16, 2004 and has been a Director since October 9, 2004. Mr. Brown is Executive Vice President of Global Sales for Taqua, Inc., a manufacturer of telecommunications switching systems. From December 2001 to October 2003, Mr. Brown served as chief operating officer of Metro-Optics, also a manufacturer of telecommunications switching systems. Mr. Brown has more than 29 years experience in the telecommunications industry.

Patrick J. Kealy was our Chairman of the Board from April 15, 2004 through September 3, 2004. From July 2002 to present, Mr. Kealy has been the Chairman of Swissfone International, Ltd., an international long distance service provider located in Washington, DC. Mr. Kealy held various management positions in investment firms from 1965 to 2002. Mr. Kealy graduated from Notre Dame University in 1965 with a BBA Degree in Finance.

Michael Tracy was a Director from April 1999 until November 30, 2004. He held the positions of President and CEO from December 1999 to April 14, 2004 and from September 16, 2004 to November 30, 2004. He also held the position of Acting Chief Financial Officer from September 16, 2004 to November 30, 2004. From 1982 through date, Mr. Tracy has been President of Tracy Corporation II, dba Western Total Communications, a wholly-owned subsidiary of Telemetrix, and also dba Telemetrix Technologies, and the entity that holds a license issued by the Federal Communications Commission authorizing it to provide wireless personal communication services and paging services in Gering, Nebraska.

John T. Connor, Jr. was our Secretary since April 15, 2004 until June 17, 2004. Since October 1998, Mr. Connor has been the founder and portfolio manager of Third Millennium Russia Fund, a Securities and Exchange Commission mutual fund. Mr. Connor graduated from Williams College in 1964 with a Bachelor or Arts Degree and from Harvard Law School in 1967 with a Juris Doctor Degree.

Michael L. Glaser was our Secretary and Director from April 1999 until April 15, 2004. Mr. Glaser has been an attorney with the law firm of Shughart Thomson & Kilroy, P.C. since January 2003. From January 1996 through December 2002, Mr. Glaser was a director and shareholder of the law firm of Lottner Rubin Fishman & Saul, P.C. located in Denver, Colorado. Mr. Glaser received a BA from George Washington University in 1961 and a Juris Doctor Degree from George Washington University School of Law in 1965.

Richard Dineley was our President and Chief Operating Officer From June 17, 2004 to September 16, 2004. From June 1993 to present, Mr. Dineley has been the President of deltaVectors LLC, a strategic consulting and investment services firm located in Atlanta, Georgia. Mr. Dineley obtained a Master of Business Administration degree in Finance and International business in December 1977. In October 1987 Mr. Dineley was licensed as a Certified Public Accountant by the State of Virginia.

Richard West joined the firm as an Independent Contractor was our Secretary/ General Counsel from June 17, 2004 to September 16, 2004. Mr. West has been a principal of West Law firm LLC in Yew York, New York. Mr. West is a member of the New York State and Louisiana State Bars.

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

COMMITTEE OF THE BOARD OF DIRECTORS

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various such committees during the current fiscal year. Currently, our Board of Directors makes decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2004 and 2003, and 2002 respectively.

SUMMARY COMPENSATION CHART

	Annual Compensation		Long Term Compensation
Name & Position	Year	Salary $	Bonus $	Other $	Restricted Stock Awards	Options $	Payouts $	All Other Compensation
Michael J. Tracy*	2004	70,000	0	0	0	0	0	0
Chief Executive Officer	2003	300,000	0	0	0	0	0	0
	2002	300,000	0	0	0	0	0	0
Geoffrey Girdler**	2004	150,000	0	0	0	0	0	0
Chief Executive Officer
Richard Dineley***	2004	200,000	0	0	0	0	0	0
President

* During 2003, or Chief executive Officer, agreed to accept a total of 2,729,942 shares of our common stock in lieu of his $300,000 salary. These shares were valued at prices ranging from $0.06 to $0.036. To date, none of these shares have been issued.
** Mr. Girdler’s position with the Company was through September 16, 2004.
*** Mr. Dineley’s position with the Company was from June 17, 2004 through September 16, 2004.

OPTION/SAR GRANTS 2004

Name and Principle Position	Number of Securities Underlying Options	% of Total Options Granted to Employees in 2004(1)	Exercise Price	Expiration Date

Michael Tracy, Former (President,	0	0	Not Applicable	Not Applicable
Chief Executive Officer, Acting
Chief Financial Officer,
Chief Accounting Officer, Director)
William W. Becker, Director, Former	0	0	Not Applicable	Not Applicable
Chairman of the Board
Michael L. Glaser, Former Secretary and	0	0	Not Applicable	Not Applicable
Former Director

TOTAL		100.00%

(1)   There were no Options/SAR Grants in 2004, the last completed fiscal year.

AGGREGATE OPTIONS/SAR EXERCISES IN 2004 AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

Michael Tracy,	Not Applicable	Not Applicable	150,000 / 0	Not Applicable
Former (President, Chief
Executive Officer, Acting Chief
Financial Officer, Chief
Accounting Officer, Director)
William W. Becker Director,	Not Applicable	Not Applicable	150,000 / 0	Not Applicable
Former Chairman of the Board
Michael L. Glaser Former	Not Applicable	Not Applicable	150,000 / 0	Not Applicable
Secretary and Former Director

There were no in-the-money exercisable options or SARs at the end of the fiscal year.

Board Compensation

Mr. Patrick Kealy received $12,310 in compensation in 2004 for his service as Chairman of the Board from April 15, 2004 through September 3, 2004. No other Directors receive any compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership as of December 31, 2004: (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Other than the November 30, 2004 Agreement discussed in Note 7 of the Audited Financial Statements, there are not any pending or anticipated arrangements that may cause a change in our control.

     Security Ownership of Beneficial Owners:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker	6,252,930*	Direct	25.01%
	Chairman of the Board and Acting CEO		And In-direct
	Lane West Bay Road
	Georgetown, Grand Cayman
	British West Indies
Common	Michael J. Tracy	11,409,000	Direct	45.64%
	Former Chief Executive Officer
	and Director
	721 East 38th Street
	Scottsbluff, Nebraska 69361
Common	Michael L. Glaser**	1,432,554	Direct	5.73%
	Former Secretary and Director
	2324 S. Jackson
	Denver, Colorado 80210

Total		19,094,484		76.38%

*William W. Becker’s beneficial ownership of 6,252,930 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson).

** Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

     SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker	6,252,930*	Direct	25.01%
	Chairman of the Board and Acting CEO		And Indirect
	Lane West Bay Road
	Georgetown, Grand Cayman
	British West Indies
Common	Gary Brown	0		0
Common	Michael J. Tracy	11,409,000	Direct	45.64%
	Former Chief Executive Officer
	and Director
	721 East 38th Street
	Scottsbluff, Nebraska 69361
Common	Michael L. Glaser	1,432,554**	Direct	5.73%
	Former Secretary and Director
	2324 S. Jackson
	Denver, Colorado 80210
Common	Patrick J. Kealy	0	Not Applicable	Not Applicable
	Former Chairman of the Board
	53 E. 74th Street, Apartment 4R
	New York, New York 10021
Common	John T. Connor, Jr.	0	Not Applicable	Not Applicable
	Former Secretary and Treasurer
	2300 Old Scenic Highway,
	Lake Wales, Florida 33859
Common	Richard Dineley	0	Not Applicable	Not Applicable
	Former President and Chief
	Executive Officer

Total		19,094,484		76.38%

*William W. Becker’s beneficial ownership of 6,252,930 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson).

** Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our wholly owned subsidiary, Tracy Corporation II, leases 5,168 square feet of office space at our executive offices, 1225 Sage Street in Gering, Nebraska from our Former Chief Executive Officer, Michael Tracy, for a monthly lease payment of $2,500. Michael Tracy owns the building where our offices are located.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K.

(a)    Exhibits

Exhibit
Number           Description

13.1	Settlement Agreement between the major shareholders of the Company and Nyssen LP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We hereby incorporate the following additional documents by reference: (a) our annual report on Form 10-KSB for the year ended December 31, 2003 which was filed on June 9, 2004; and (b) our quarterly reports on Form 10-QSB for the quarters ended: March 31, 2004 which was filed on August 4, 2004, June 30, 2004 and September 30, 2004 were filed on December 16, 2005.

(b)    Reports on Form 8-K

June 14, 2004 filed on July 2, 2004
September 10, 2004 filed on September 14, 2004
September 16, 2004 filed on September 23, 2004
December 21, 2004 filed on December 21, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated unbilled for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements Included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $35,000.

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $30,000.

Other fees:

Audit-Related Fees
None.

Tax Fees $4,500.00

All Other Fees
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.
By /s/ William Becker	December 15, 2005
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ William Becker	December 15, 2005
William Becker, Chairman
By /s/ Gary Brown
Gary Brown, Director	December 15, 2005