Form 10QSB
period 2005-03-31
TELEMETRIX INC
filed 2006-02-08
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7105 La Vista Place, Suite 100, Longmont, CO 80503
(Address of principal executive offices) (Zip Code)

(303) 652-3279
(Registrant’s telephone number, including area code)

1225 Sage Street, Gering, Nebraska 69341
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]   No  [X]

APPLIABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of January 23, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes  [   ]   No  [X]

TELEMETRIX INC.
INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of March 31, 2005 (unaudited)	3
	Consolidated Statement of Operations for the
	Three Months Ended March 31, 2005 and 2004 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Three Months Ended March 31, 2005 and 2004 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Plan of Operations	12
Item 3	Control and Procedures	20
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	21
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	21
Item 3	Defaults Upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Securities Holders	21
Item 5	Other Information	21
Item 6	Exhibits and Reports on form 8-K	21
SIGNATURES		22

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets
Current assets:
Cash	$ 64,913
Accounts receivable	43,869
Other current assets	19,111

Total current assets	127,893

Property and equipment, net	773,099

Other assets:
Licenses	143,066

Total assets	$ 1,044,058

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,909,880
Accrued expenses	722,949
Accounts payable and accrued expenses - affiliates	82,445
Convertible debentures	1,200,000
Notes payable - affiliates	224,000
Convertible term debt	200,000
Current portion of long-term debt	493,873

Total current liabilities	4,833,147

Unissuable common stock - 138,083,686 shares	19,887,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued or outstanding	--
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	--
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(75,867,380)

Total stockholders’ (deficit)	(23,676,643)

Total Liabilities and Stockholders’ (deficit)	$ 1,044,058

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Revenue:
Pager	$ 39,678	$ 24,225
Network services	3,371	--
Other	47,200	137,340

Total Revenue	90,249	161,565

Cost of revenue	46,029	56,612

Gross margin	44,220	104,953

Operating expenses:
Non-cash stock compensation - general and administrative	--	58,844
Selling, general and administrative expenses	252,476	276,765

Total operating expenses	252,476	335,609

(Loss) from operations	(208,256)	(230,656)

Other (income) expense:
Gain on the settlement of debt	--	(358)
Interest expense	41,452	49,541

Total other expense	41,452	49,183

Net (loss)	$ (249,708)	$ (279,839)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	18,476,176

Net (loss) per share	$ (0.01)	$ (0.02)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Net cash provided by (used in) operating activities	$(298,758)	$ 115,119

Cash flows from investing activities:
Purchase of property and equipment	--	(716,625)

Net cash (used in) investing activities	--	(716,625)

Cash flows from financing activities:
Advances from affiliates	199,000	670,000
Proceeds from convertible debt	200,000	--
Payments on long-term debt and notes	(46,975)	(46,147)

Net cash provided by financing activities	352,025	623,853

Net increase in cash	53,267	22,347
Beginning - cash balance	11,646	34,811

Ending - cash balance	$ 64,913	$ 57,158

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ 18,727	$ 28,029

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

(1)    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2004, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

(3)    Revenue Recognition

The Company recognizes paging and telemetry revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of paging equipment is recognized upon delivery to the customer. The Company recognizes revenue from network services (switching) which consists of fees for engineering services, equipment sales and fees for wireless mobile telephone interconnection (switching) services upon completion of the service or delivery of the equipment.

(4)    Property and Equipment

The Company has pledged substantially all of this property and equipment as collateral on the notes described in Note 5.

(5)    Convertible Debentures

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. As of September 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to the funding agreement. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company’s common shares at $.04 per share, which the Company suspended because of the dispute described in Note 8 with TowerGate and Nyssen. This conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the parties agreed to convert their notes in to 40,000,000 common shares (see Note 7). The difference between $.04 per share price and the fair market value of the shares at the time of conversion was $4,399,975 and this amount was charged to non-cash interest during the year ended December 31, 2004. In the same agreement, a entity related to this third party investor received 20,000,000 shares of common stock for non-cash stock compensation for services. The Company recorded a $3,000,000 charge to non-cash compensation during the year ended December 31, 2004 (see Note 7).

Provided in the November 30, 2004, agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended March 31, 2005, this lender advanced the Company $200,000 pursuant to this agreement.

Also provided in the November 30, 2004, agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended March 31, 2005, this party advanced the Company $199,000 pursuant to this agreement.

(6)    Notes payable - related parties

On February 3, 2003, the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of 1/2 of the initial conversion rate. On November 30, 2004, the related party agreed to convert the note plus $4,757 of accrued interest into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. The difference in the share price of $.001 and the fair market value of the shares was $5,391,493 which was charged to non-cash stock interest during the year ended December 31, 2004 (see Note 7).

(7)    Common Stock

The Company has obligations to issue common shares at March 31, 2005, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	40,000,000	6,000,000
Services	20,600,000	3,036,000
Conversion of related
party debt	64,948,445	9,272,607

	138,083,686	$19,887,554

The stock subscriptions have been reclassified to Unissuable common stock on the balance sheet as the Company does not have sufficient authorized shares to affect these issuances.

(8)    Commitments and Contingencies

Effective on December 1, 2004, the Company entered into a consulting agreement with a former officer for a monthly fee of $10,000. The agreement may be cancelled upon 30 days notice by either party.

The Company has agreed to issue certain common shares to various related parties. As of March 31, 2005, the Company does not have sufficient authorized shares to affect these issuances (see Note 5, 6 and 7).

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

(9)    Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2005, the Company incurred a net loss of $249,708. In addition, the Company has an accumulated deficit of $75,867,380 and working capital and stockholders’ deficits of $4,705,254 and $23,676,643 at March 31, 2005.

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

(10)    Litigation and Contingencies

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

If the Company fails to comply with either requirement above, it is subject to shareholder action. Additionally, Section 144 provides that the Settlement Agreement could potentially be voided unless it is fair to the Company. The action of increasing the Company’s authorized common stock so that it can issue large numbers of shares to the parties to the agreement, who are management, beneficial owners or affiliates, and also adopting a stock option plan for the benefit of management, may be considered unfair to the Company’s shareholders who are not party to the agreement.

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

The Company is delinquent in filing several reports on Form 10-QSB and failed to timely correct any insufficient and incomplete disclosure in its SEC filings,

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

Subsequent to December 31, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described above. The application is currently pending.

(11)    Subsequent Events

As of March 31, 2005, the note holder described in Note 5 advanced the Company $200,000 and through January 23, 2006, the Company borrowed an additional $490,000. The note holder agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

As of March 31, 2005, the related party described in Note 6 advanced the Company $224,000 and through January 23, 2006, the Company borrowed an additional $600,000. The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $5 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners and wireless network companies, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

Overview

Until August 2002, our revenues were primarily generated from one way wireless communication (paging) services. Beginning in September 2002, we ceased research and development on telemetry related hardware products; instead, we began focusing on using our Personal Communications System network (PCS) to provide Global Systems for Mobile communications (GSM) network access for telemetry devices from third party providers. At that time, we began providing telemetry services, which consist of sending and receiving Short Messages, including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message, and an activation fee for subscriber/customers.

We also provide professional, back office, and switch sharing services to medium and smaller size wireless carriers through our Network Services Division.

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

o

Network Services — Our Network Services Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services.

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
o

Network Services – Network Services revenue is produced by our Network Services Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska; and

o

Other — Other revenue is derived from the rental of our towers, cellular roaming revenue, and telemetry revenue that results from wholesale contracts with resellers of network access and short message services.

During our Fiscal Year 2004 period, our total revenues of $654,688 were derived from the following:

o	$ 70,170 from our pager related services; and
o	$221,140 from our network services; and
o	$363,378 from other revenue.

During the three-month period ending March 31, 2005, our total revenues of $90,249 were derived from the following:

o	$39,678 from pager related services;
o	$ 3,371 from network services; and
o	$47,200 from other revenue sources.

Our pager related revenues decreased by $48,996 or 41.1% to $70,170 during the year ended December 31, 2004 from $119,166 for the comparable 2003 period. We believe that during the year 2005 pager related revenues will continue to decline, albeit at a slower rate than the 2004 — 2003 period, as the overall North American pager market continues the revenue decline it has experienced over the past several years. This overall decline can be attributed to the increasing usage of other wireless technologies.

We will attempt to expand our revenues by marketing our Telemetry Division’s short message service network data access and through our Network Services Division.

Our revenues are dependent upon the following factors:

o

Our ability to secure additional agreements for wholesale reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;

o	Our Network Services Division’s ability to sell their service offerings and implement the hardware and software for network operations and billing services;
o

Our ability to hire and maintain qualified engineering and Information Technology staff that will be able to install and maintain and support the equipment and software necessary for both our Telemetry Division services as well as the Network Services Division;

o	Demand for our services;
o	Individual economic conditions in our markets; and
o	Our general ability to market our services.

Capital Expenditures and Requirements

During 2004, we committed to one significant capital expenditure of approximately $860,000 for a Mobile Switching Center. If we obtain adequate funding, we expect to make the following significant capital expenditures during 2005: (a) $400,000 for network build out.

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues. Revenues for the three months ended March 31, 2005 decreased by $71,316 or 44.1% to $90,249 from $161,565 for the three months ended March 31, 2004. Other revenue decreased by $90,140 or 65.6% to $47,200 in the first three months of 2005 primarily due to increased competition in short message providers.

Cost of Revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, and short message processing fees. Cost of revenues decreased by 18.7% or $10,583 to $46,029 for the three months ended March 31, 2005 from $56,612 for the comparable 2004 period, representing 51.0% and 35.0% of the total revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Income/(Losses). Operating income for the three months ended March 31, 2005 reflected a loss of ($208,256) compared to an operating loss of ($230,656) during the comparable 2004 period. On a year over year basis for the first quarter, our operating losses decreased by 9.7% or $22,400. The decrease in operating loss was primarily due to the identified decreases in non-cash stock compensation and in selling, general and administrative expenses. Non-cash stock compensation decreased to zero in the first quarter from $58,844 for the same period in 2004. The $24,289 decrease in selling, general and administrative expenses is due to the decreased staffing expenses associated with the closing of the Network Services office in Atlanta, Georgia.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation for the three months ended March 31, 2005 decreased by 100.0%, or $58,844 from an expense of $58,844 for the comparable period during 2004. The 2004 charge represented the amortization of deferred compensation to our then Chief Executive Officer.

Selling, General and Administrative Expense. General and administrative expense decreased by $24,289 or 8.8% to $252,476 for the three month period ended March 31, 2005, from $276,765 for the three-month period ended March 31, 2004. The decrease in our general and administrative expenses is primarily attributable to decreased staffing expense associated with the network services/switch-sharing office in Atlanta, Georgia that was closed in September 2004.

Interest Expense. Interest expense for the three-month period ended March 31, 2005 declined by $8,089 or 16.3% to $41,452 as compared to $49,541 for the three-month period ended March 31, 2004. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders.

Net Loss. Net loss for the three-month period ended March 31, 2005 decreased by 10.8% or $30,131 to ($249,708) from ($279,839) for the three months ended March 31, 2004. Net loss per share decreased to $(0.01) for the three months ended March 31, 2005, from ($0.02) as compared to the same period in the prior year.

Balance Sheet

Current Assets. Current Assets amounted to $127,893 as of March 31, 2005 representing an increase of $79,353 or 163.5% from Current Assets of $48,540 as of December 31, 2004. The increase in our current assets is primarily attributable to increased cash from loan proceeds as well as an increase in accounts receivable.

Current Liabilities. As of March 31, 2005, Current Liabilities are $4,833,147 representing an increase of $714,493 or 17.3%, from Current Liabilities of $4,118,654 as of December 31, 2004. Increases in Notes payable to affiliates, Convertible Debt, and the current portion of long term debt account for the majority of the change from year-end 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending March 31, 2005 was ($298,758) compared with $115,119 for the same period in 2004.

Cash used in investing activities for the period ended March 31, 2005 was $0 compared with ($716,625) for the period ended March 31, 2004. The cash expensed in 2004 was for the purchase of property and equipment.

Cash provided by financing activities was for the period ended March 31, 2005 was $352,025 as compared to $623,853 for the period ended March 31, 2004. The cash provided in 2005 resulted from the proceeds of convertible notes of $399,000, decreased by payments on long-term debt.

Cash at March 31, 2005 amounted to $64,913 from $11,646 at December 31, 2004. Cash at January 15, 2006 amounted to $4,000.

Although we plan to make material purchases of capital equipment during 2005 should we obtain adequate financing, we do not currently have material commitments for capital expenditures for the current year. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2005; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

For the year ended December 31, 2004, we incurred net losses of $13,716,022 and we had a working capital deficit of $4,070,114 and stockholders’ deficit of $23,426,934. As of March 31, 2005, we had an accumulated deficit of $75,867,380 and working capital and stockholders’ deficits of $4,705,254 and $23,676,643, respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,330,000 over the next nine (9) months, in the following areas:

o	Salaries and labor = $450,000
o	Network operating costs = $300,000
o	Network infrastructure = $400,000
o	G&A (exclusive of salaries) = $180,000

1.	Our current cash of $64,913 as of March 31, 2005 as well as our cash of $4,000 as of January 15, 2006 will satisfy our cash requirements for less than a month and a day, respectively.

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

To date, we have funded our activities principally from loans from related parties and loans from third party lenders.

Contractual Obligations and Commercial Commitments

We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company does not believe that this standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non monetary Assets — an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending in 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position, results from operations or cash flows.

     In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item  3. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 23, 2006

Telemetrix Inc.

By: /s/ William Becker
      William Becker
      Chief Executive Officer
      (Principal Executive Officer)