Form 10QSB
period 2005-06-30
TELEMETRIX INC
filed 2006-02-08
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

TELEMETRIX INC.
INDEX

	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of June 30, 2005 (unaudited)	3
	Consolidated Statement of Operations for the
	Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Six Months Ended June 30, 2005 and 2004 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Plan of Operations	12
Item 3	Control and Procedures	20
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	21
Item 2	Changes in Securities	21
Item 3	Defaults Upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Securities Holders	21
Item 5	Other Information	21
Item 6	Exhibits and Reports on form 8-K	21
SIGNATURES		22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets
Current assets:
Cash	$ 735
Accounts receivable	18,309
Other current assets	23,376

Total current assets	42,420

Property and equipment, net	756,668

Other assets:
Licenses	119,995

Total assets	$ 919,083

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,778,129
Accrued expenses	679,286
Accounts payable and accrued expenses - affiliates	114,471
Convertible debentures	1,200,000
Notes payable - affiliates	99,000
Current portion of long-term debt	443,568

Total current liabilities	4,314,454

Unissuable common stock - 156,083,686 shares	20,487,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued or outstanding	--
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	--
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(76,073,662)

Total stockholders’ (deficit)	(23,882,925)

Total liabilities and stockholders’ (deficit)	$ 919,083

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended	Six Months Ended
	2005	2004	2005	2004
Revenue:
Pager	$ 3,494	$ 22,202	$ 43,172	$ 46,427
Network services	19,129	221,140	22,500	221,140
Other	68,935	111,195	116,135	248,535

Total revenue	91,558	354,537	181,807	516,102

Cost of revenue	70,857	153,576	116,886	210,188

Gross margin	20,701	200,961	64,921	305,914

Operating expenses:
Non-cash stock compensation - general and administrative	--	25,294	--	84,138
Selling, general and administrative expenses	186,597	236,288	439,073	513,053

Total operating expenses	186,597	261,582	439,073	597,191

(Loss) from operations	(165,896)	(60,621)	(374,152)	(291,277)

Other (income) expense:
Other income	--	(385)	--	(385)
Gain on the settlement of debt	(6,500)	(326)	(6,500)	(684)
Interest expense	46,886	67,165	88,338	116,706

Total other (income) expense	40,386	66,454	81,838	115,637

Net (loss)	$ (206,282)	$ (127,075)	$ (455,990)	$ (406,914)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	18,476,176	24,999,682	18,476,176

Net (loss) per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Net cash provided by (used in) operating activities	$(587,630)	$ 233,082

Cash flows from investing activities:
Purchase of property and equipment	--	(936,442)

Net cash (used in) investing activities	--	(936,442)

Cash flows from financing activities:
Advances from affiliates	600,000	870,000
Increase (decrease) in notes payable-affiliates	74,000	(1,711)
Payments on long-term debt and notes	(97,281)	(93,097)

Net cash provided by financing activities	576,719	775,192

Net increase (decrease) in cash	(10,911)	71,832
Beginning - cash balance	11,646	34,811

Ending - cash balance	$ 735	$ 106,643

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ 30,873	$ 56,625

Non cash investing and financing activities:
Conversion of related party notes to stock subscriptions	$ 300,000	$ --

Conversion of notes to common stock subscriptions	$ 300,000	$ --

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

Provided in the November 30, 2004, agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended June 30, 2005, this lender advanced the Company $300,000 pursuant to this agreement.

Also provided in the November 30, 2004, agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended June 30, 2005, this party advanced the Company $399,000 pursuant to this agreement. The advances in excess of $300,000 are due on demand and bear interest at 15% per annum.

(6)   Notes payable – related parties

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

(7)   Common Stock

The Company has obligations to issue common shares at June 30, 2005, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	47,000,000	6,300,000
Services	20,600,000	3,036,000
Conversion of related
party debt	75,948,445	9,572,607

	156,083,686	$20,487,554

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

The Company has agreed to issue certain common shares to various related parties. As of June 30, 2005, the Company does not have sufficient authorized shares to affect these issuances (see Note 5, 6 and 7).

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

The Company has experienced significant losses from operations. For the six months ended June 30, 2005, the Company incurred a net loss of $455,990. In addition, the Company has an accumulated deficit of $76,073,662 and working capital and stockholders’ deficits of $4,272,034 and $23,882,925 at June 30, 2005.

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

(11)   Subsequent Events

As of June 30, 2005, the note holder described in Note 5 advanced the Company $300,000 and through January 23, 2006, the Company borrowed an additional $390,000. The note holder agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

As of June 30, 2005, the related party described in Note 5 advanced the Company $324,000 and through January 23, 2006, the Company borrowed an additional $500,000. The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

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

During our Fiscal Year 2004 period, our total revenues of $654,688 were derived from the following:

o	$ 70,170 from our pager related services; and
o	$221,140 from our network services; and
o	$363,378 from other revenue.

During the three-month period ending June 30, 2005, our total revenues of $91,558 were derived from the following:

o	$ 3,494 from pager related services;
o	$19,129 from network services; and
o	$68,935 from other revenue sources.

During the six-month period ending June 30, 2005, our total revenues of $181,807 were derived from the following:

o	$ 43,172 from pager related services;
o	$ 22,500 from network services; and
o	$116,135 from other revenue sources.

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

We will attempt to expand our revenues by marketing our Telemetry Division’s short message service network data access and through our Network Services division for switch sharing services.

Our revenues are dependent upon the following factors:

o

Our ability to secure additional agreements for wholesale reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;

o	Our Network Service Division’s ability to sell their service offerings and implement the hardware and software for network operations and billing services;
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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues. Revenues for the three months ended June 30, 2005 decreased by $262,979 or 74.2% to $91,558 from $354,537 for the three months ended June 30, 2004. The decrease in revenue is primarily attributable to a reduction in network services switching revenues to $19,129 in the three months ended June 30, 2005, from $221,140 for the comparable period in 2004. Other revenue decreased $42,260 or 38.0% to $68,935 in the three month period in 2005 from $111,195 for the comparable period in 2004, primarily due to increased competition in short message providers. The network services decrease in revenue in 2005 is attributed to one time charges billed in 2004 to our switch sharing partner.

Cost of Revenues. Cost of revenues currently consists primarily of equipment repairs and short message processing. Cost of revenues decreased by 53.9% or $82,719 to $70,857 for the three months ended June 30, 2005 from $153,576 for the comparable 2004 period, representing 77.4% and 43.3% of the total revenues for the three months ended June 30, 2005 and 2004, respectively. The decrease in the cost of revenues is attributable to decreased network services revenues. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Income/(Losses). Operating income for the three months ended June 30, 2005 reflected a loss of ($165,896) compared to an operating loss of ($60,621)during the comparable 2004 period. On a year over year basis for the second quarter, our operating losses increased by 173.7% or $105,275. The increase in operating loss was primarily due to the identified decreases in network services revenue for the three months ended June 30, 2005 as compared to the same period in the prior year.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation for the three months ended June 30, 2005 decreased by 100.0%, or $25,294, from an expense of $25,294 for the comparable period during 2004. The 2004 charge represented the amortization of deferred compensation to our then Chief Executive Officer.

Selling, General and Administrative Expense. General and administrative expense decreased by $49,691 or 21.0% to $186,597 for the three month period ended June 30, 2005, from $236,288 for the three-month period ended June 30, 2004. The decrease in our general and administrative expenses is primarily attributable to decreased staffing expense associated with the network services/switch-sharing office in Atlanta, Georgia that was closed in September 2004.

Interest Expense. Interest expense for the three-month period ended June 30, 2005 declined by $20,279 or 30.2% to $46,886 as compared to $67,165 for the three-month period ended June 30, 2004. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders.

Net Loss. Net loss for the three-month period ended June 30, 2005 increased by 62.3% or $79,207 to ($206,282) from ($127,075) for the three months ended June 30, 2004. Net loss per share remained at $(0.01) for the three months ended June 30, 2005, as was reported for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues.

Revenues for the six months ended June 30, 2005 decreased by $334,295 or 64.8% to $181,807 from $516,102 for the six months ended June 30, 2004. Our decrease in revenues is primarily attributable to having a decrease of $198,640 in network services to $22,500 and a decrease of $132,400 in other revenue to $116,135 during the six months ended June 30, 2005 compared the same period in 2004. These decreases are due to reduced network services revenues and decreased short message revenue. The network services decrease is primarily due to one time charges billed to our switch sharing partner in 2004. The decrease in other revenue is primarily attributed to increased competition in the short message service providers. Additionally, our pager revenue declined 7% or $3,255 to $43,172 during the first six months of 2005 vs. $46,427 being reported for the first six months of 2004. The period to period decline in pager revenue is attributable to the reductions being experienced overall in the North American Pager market as consumers continue migrating to other wireless messaging technologies.

Cost of Revenue.

Cost of Revenues decreased by $93,302 or 44.4% to $116,886 in the first six months vs. $210,188 being reported for the first six months of 2004. Cost of revenue represents 64.3% and 40.7% of the total revenues for the six months ended June 30, 2005 and 2004, respectively. The decrease in the cost of revenues is attributable to decreased network services revenues and other revenue. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Losses.

Operating losses for the six months ended June 30, 2005 increased by 28.5% or $82,875 to $374,152 from $291,277 for the six months ended June 30, 2004. The increase in operating loss was primarily due to (a) a $240,993 or 78.8% period to period decline in gross margin with decreased network services and other revenue driving the change in Gross Margin to $64,921 for the first six months of 2005 from $305,914 for the first six months of 2004; and (b) selling, general and administrative representing 241.5% of total revenue for the first six months of 2005 vs. 99.4% in the first six months of 2004.

Non-Cash Stock-Based Compensation.

Non-Cash Stock-Based Compensation decreased $84,138 or 100.0% to $0 for the six months ended June 30, 2005, from $84,138 for the six months ended June 30, 2004. The 2004 charge represented the amortization of deferred compensation to our then Chief Executive Officer and the portion of his salary paid in common stock.

Selling, General and Administrative Expense.

General and administrative expense decreased by $73,980 or 14.4% to $439,073 for the six month period ended June 30, 2005, from $513,053 for the six month period June 30, 2004. The decrease in our general and administrative expenses is primarily attributable to decreased staffing expense associated with the network services/switch-sharing office in Atlanta, Georgia that was closed in September 2004.

Interest Expense.

Interest expense for the six month period ended June 30, 2005 decreased $28,368 or 24.3% to $88,338 as compared to $116,706 for the six month period ended June 30, 2004. The decrease in interest expense is primarily attributable to the conversion of notes to equity by some major shareholders.

Net Loss.

Net loss for the six month period ended June 30, 2005 increased by $49,076 or 12.1% to ($455,990) from ($406,914) for the six months ended June 30, 2004. Net loss per share remained the same, ($0.02) for the six months ended June 30, 2005 as well as the six months ended June 30, 2004.

Balance Sheet

Current Assets. Current Assets amounted to $42,420 as of June 30, 2005 representing an decrease of $6,120 or 12.6% from Current Assets of $48,540 as of December 31, 2004.

Current Liabilities. As of June 30, 2005, Current Liabilities are $4,314,454 representing a decrease of $195,800 or 4.8%, from Current Liabilities of $4,118,654 as of December 31, 2004. A decreases in Accounts Payable and an increases in the current portion of long term debt account for the majority of the change from year-end 2004.

Liquidity and Capital Resources

Net cash provided by operating activities for the period ending June 30, 2005 was ($587,630) compared with $233,082 for the same period in 2004.

Cash used in investing activities for the period ended June 30, 2005 was $0 compared with $936,442 for the period ended June 30, 2004. The cash expensed in 2004 was for the purchase of property and equipment.

Cash provided by financing activities was for the period ended June 30, 2005 was $576,719 as compared to $775,192 for the period ended June 30, 2004. The cash provided in 2005 resulted from the proceeds of convertible notes of $600,000, increase in notes payable-affiliates of $74,000 reduced by payments on outstanding debt.

Cash at June 30, 2005 amounted to $735 from $11,646 at December 31, 2004. Cash at January 15, 2006 amounted to $4,000.

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

For the year ended December 31, 2004, we incurred net losses of $13,716,022 and we had a working capital deficit of $4,070,114 and stockholders’ deficit of $23,426,934 at December 31, 2004. As of June 30, 2005, we had an accumulated deficit of $76,073,662 and working capital and stockholders’ deficits of $4,272,034 and $23,882,925, respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $665,000 over the next six (6) months, in the following areas:

o	Salaries and labor = $225,000
o	Network operating costs = $150,000
o	Network infrastructure = $200,000
o	G&A (exclusive of salaries) = $90,000

Our current cash of $735 as of June 30, 2005 as well as our cash of $4,000 as of January 15, 2006 will satisfy our cash requirements for less than two days.

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

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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