Form 10QSB
period 2005-09-30
TELEMETRIX INC
filed 2006-02-08
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

TELEMETRIX INC.
INDEX

	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of September 30, 2005 (unaudited)	3
	Consolidated Statement of Operations for the
	Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Nine Months Ended September 30, 2005 and 2004 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Plan of Operations	11
Item 3	Control and Procedures	19
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Securities Holders	20
Item 5	Other Information	20
Item 6	Exhibits and Reports on form 8-K	20
SIGNATURES		21

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
Current assets:
Cash	$ --
Accounts receivable	35,592
Other current assets	11,860

Total current assets	47,452

Property and equipment, net	740,236

Other assets:
Licenses	96,923

Total Assets	$ 884,611

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,742,077
Accrued expenses	675,533
Accounts payable and accrued expenses - affiliates	90,356
Convertible debentures	1,200,000
Notes payable - affiliates	239,000
Convertible term debt	250,000
Current portion of long-term debt	392,387

Total current liabilities	4,589,353

Long-term debt	--

Unissuable common stock - 156,083,686 shares	20,487,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized none issued or outstanding
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,736
Accumulated (deficit)	(76,383,032)

Total stockholders’ (deficit)	(24,192,296)

Total liabilities and stockholder’s (deficit)	$ 884,611

See the accompanying notes to the consolidated financial statements

Telemetrix, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended	Nine Months Ended
	2005	2004	2005	2004
Revenue:
Pager	$ 20,005	$ 23,743	$ 63,177	$ 70,170
Network services	--	--	22,500	221,140
Other	47,833	78,046	163,968	326,581

Total revenue	67,838	101,789	249,645	617,891

Cost of revenue	61,419	62,457	178,305	272,645

Gross margin	6,419	39,332	71,340	345,246

Operating expenses:
Non-cash stock compensation - general and administrative	--	--	--	72,000
Selling, general and administrative expenses	253,957	444,308	693,030	969,499

Total operating expenses	253,957	444,308	693,030	1,041,499

(Loss) from operations	(247,538)	(404,976)	(621,690)	(696,253)

Other (income) expense:
Other income	--	(35)	--	(420)
Gain on the settlement of debt	--	--	(6,500)	(684)
Interest expense	61,832	41,958	150,170	158,664

Total other (income) expense	61,832	41,923	143,670	157,560

Net (loss)	$ (309,370)	$ (446,899)	$ (765,360)	$ (853,813)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	18,476,176	24,999,682	18,476,176

Net (loss) per share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.05)

See the accompanying notes to the consolidated financial statements

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Net cash provided by (used in) operating activities	$ (927,185)	$ (253,182)
Cash flows from investing activities:
Purchase of property and equipment	--	(861,299)

Net cash (used in) investing activities	--	(861,299)

Cash flows from financing activities:
Advances from affiliates	1,064,000	1,250,025
Increase (decrease) in notes payable-affiliates	--	5,007
Payments on long-term debt and notes	(148,461)	(140,865)

Net cash provided by financing activities	915,539	1,114,167

Net increase (decrease) in cash	(11,646)	(314)
Beginning - cash balance	11,646	34,811

Ending - cash balance	$ --	$ 34,497

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ 83,020	$ 77,748

Non cash investing and financing activities:
Conversion of related party notes to stock subscriptions	$ 300,000	$ --

Conversion of notes to common stock subscriptions	$ 300,000	$ --

See the accompanying notes to the consolidated financial statements

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

Provided in the November 30, 2004, agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended September 30, 2005, this lender advanced the Company $550,000 pursuant to this agreement. The advances in excess of $300,000 are due on demand and bear interest at 15% per annum.

Also provided in the November 30, 2004, agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. During the period ended September 30, 2005, this party advanced the Company $539,000 pursuant to this agreement. The advances in excess of $300,000 are due on demand and bear interest at 15% per annum.

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

(7)   Common Stock

The Company has obligations to issue common shares at September 30, 2005, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

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

The Company has agreed to issue certain common shares to various related parties. As of September 30, 2005, the Company does not have sufficient authorized shares to affect these issuances (see Note 5, 6 and 7).

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

The Company has experienced significant losses from operations. For the nine months ended September 30, 2005, the Company incurred a net loss of $765,360. In addition, the Company has an accumulated deficit of $76,383,032 and working capital and stockholders’ deficits of $4,541,901 and $24,192,296 at September 30, 2005.

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

(11)   Subsequent Events

As of September 30, 2005, the note holder described in Note 5 advanced the Company $550,000 and through January 23, 2006, the Company borrowed an additional $140,000. The note holder agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

As of June 30, 2005, the related party described in Note 5 advanced the Company $539,000 and through January 23, 2006, the Company borrowed an additional $285,000. The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock at June 30, 2005. The advances in excess of $300,000 bear interest at 15% per annum and are due on demand.

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

During our Fiscal Year 2004 period, our total revenues of $654,688 were derived from the following:

o	$ 70,170 from our pager related services; and
o	$221,140 from our network services; and
o	$363,378 from other revenue.

During the three-month period ending September 30, 2005, our total revenues of $67,838 were derived from the following:

o	$20,005 from pager related services;
o	$47,833 from other revenue sources.

During the nine-month period ending September 30, 2005, our total revenues of $249,645 were derived from the following:

o	$ 63,177 from pager related services;
o	$22,500 from network services; and
o	$163,968 from other revenue sources.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues. Revenues for the three months ended September 30, 2005 decreased by $33,951 or 33.4% to $67,838 from $101,789 for the three months ended September 30, 2004. The decrease in revenue is primarily attributable to a reduction in other revenue to $47,833 in the three months ended September 30, 2005, from $78,046 for the comparable period in 2004. The decrease is primarily due to decreased short message revenue due to increased competition in short message providers.

Cost of Revenues. Cost of revenues currently consists primarily of equipment repairs and short message processing. Cost of revenues decreased by 1.7% or $1,038 to $61,419 for the three months ended September 30, 2005 from $62,457 for the comparable 2004 period, representing 90.5% and 61.4% of the total revenues for the three months ended September 30, 2005 and 2004, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Income/(Losses). Operating income for the three months ended September 30, 2005 reflected a loss of ($247,538) compared to an operating loss of ($404,976) during the comparable 2004 period. On a year over year basis for the third quarter, our operating losses decreased by 38.9% or $157,438. The decrease in operating loss was primarily due to decreased selling, general and administrative expenses. This decrease is due to the closing of our Atlanta office in September 2004.

Selling, General and Administrative Expense. General and administrative expense decreased by $190,351 or 42.8% to $253,957 for the three month period ended September 30, 2005, from $444,308 for the three-month period ended September 30, 2004. The decrease in our general and administrative expenses is primarily attributable to decreased staffing expense associated with the network services/switch-sharing office in Atlanta, Georgia that was closed in September 2004.

Interest Expense. Interest expense for the three-month period ended September 30, 2005 increased by $19,874 or 47.4% to $61,832 as compared to $41,958 for the three-month period ended September 30, 2004. The increase in interest expense is due to related party advances that carry interest rates of 10% to 15% as compared to lower rates in 2004.

Net Loss. Net loss for the three-month period ended September 30, 2005 decreased by 30.8% or $137,529 to ($309,370) from ($446,899) for the three months ended September 30, 2004. Net loss per share decreased to $(0.01) for the three months ended September 30, 2005, as compared to ($0.02) for the three months ended September 30, 2004.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues. Revenues for the nine months ended September 30, 2005 decreased by $368,246 or 59.6% to $249,645 from $617,891 for the nine months ended September 30, 2004. Our decrease in revenues is attributable (a) decreased network service revenues of $198,640, and (b) decreased other revenue of $162,613. The decrease in network service revenue is primarily attributed to one time charges for network services billed in 2004. The decrease in other revenue is related to declining short message customers attributed to increased competition in the short message service providers. Additionally, our pager revenue declined 10.0% or $6,993 to $63,177 during the first nine months of 2005 vs. $70,170 being reported for the first nine months of 2004. The period to period decline in pager revenue is attributable to the reductions being experienced overall in the North American Pager market as consumers continue migrating to other wireless messaging technologies.

Cost of Revenue.

Cost of Revenues decreased by $94,340 or 34.6% to $178,305 in the first nine months vs. $272,645 being reported for the first nine months of 2004. Cost of revenue represents 71.4% and 44.1% of the total revenues for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Losses.

Operating losses for the nine months ended September 30, 2005 decreased by 10.7% or $74,563 to $621,690 from $696,253 for the nine months ended September 30, 2004. The decrease in operating loss was primarily due to (a) a $273,906 or 79.3% period to period decline in Gross Margin with decreased network services and other revenue driving the change in Gross Margin to $71,340 for the first nine months of 2005 from $345,246 for the first nine months of 2004; and offset by (b) decreased selling, general and administrative of $276,469 due to the closure of our Atlanta, Georgia office in September 2004.

Non-Cash Stock-Based Compensation.

Non-Cash Stock-Based Compensation decreased $72,000 or 100.0% for the nine months ended September 30, 2005, from $72,000 for the nine months ended September 30, 2004. The 2004 charge represented compensation to our then Chief Executive Officer.

Selling, General and Administrative Expense.

General and administrative expense decreased by $276,469 or 28.5% to $693,030 for the nine month period ended September 30, 2005, from $969,499 for the nine month period September 30, 2004. The decrease in our general and administrative expenses is primarily attributable to decreased staffing expense associated with the network services/switch-sharing office in Atlanta, Georgia that was closed in September 2004.

Interest Expense.

Interest expense for the nine month period ended September 30, 2005 decreased $8,494 or 5.4% to $150,170 as compared to $158,664 for the nine month period ended September 30, 2004.

Net Loss.

Net loss for the nine month period ended September 30, 2005 decreased by $88,453 or 10.4% to ($765,360) from ($853,813) for the nine months ended September 30, 2004. Net loss per share decreased to ($0.03) for the nine months ended September 30, 2005 as compared to ($0.05) for the comparable period in 2004.

Balance Sheet

Current Assets. Current Assets amounted to $47,452 as of September 30, 2005 representing an decrease of $1,088 or 2.2% from Current Assets of $48,540 as of December 31, 2004.

Current Liabilities. As of September 30, 2005, Current Liabilities are $4,589,353 representing an increase of $470,699 or 11.4%, from Current Liabilities of $4,118,654 as of December 31, 2004. Decreases in Accounts Payable and increases in convertible debt and notes payable to related parties account for the majority of the change from year-end 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending September 30, 2005 was ($927,185) compared with ($253,182) for the same period in 2004. This change can be primarily explained by the pay-down of accounts payable in 2005 versus increased accounts payable and accrued expenses for the same period in 2004.

Cash used in investing activities for the period ended September 30, 2005 was $0 compared with $861,299 for the period ended September 30, 2004. The cash expensed in 2004 was for the purchase of property and equipment.

Cash provided by financing activities was for the period ended September 30, 2005 was $915,539 as compared to $1,114,167 for the period ended September 30, 2004. The cash provided in 2005 resulted from the proceeds of convertible notes of $1,064,000, reduced by payments on outstanding debt.

Cash at September 30, 2005 amounted to $0 from $11,646 at December 31, 2004. Cash at January 23, 2006 amounted to $4,000.

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

For the year ended December 31, 2004, we incurred net losses of $13,716,022 and we had a working capital deficit of $4,070,114 and stockholders’ deficit of $23,426,934 at December 31, 2004. As of September 30, 2005, we had an accumulated deficit of $76,383,032 and working capital and stockholders’ deficits of $4,541,901 and $24,192,296, respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $665,000 over the next six(6) months, in the following areas:

o	Salaries and labor = $225,000
o	Network operating costs = $150,000
o	Network infrastructure = $200,000
o	G&A (exclusive of salaries) = $90,000

Our current cash of $0 as of September 30, 2005 as well as our cash of $4,000 as of January 15, 2006 will satisfy our cash requirements for less than a day.

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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