Form 10KSB/A
period 2004-12-31
TELEMETRIX INC
filed 2006-02-24
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Recent Sales of Unregistered Securities.

The Company issued 6,523,496 shares of our common stock to Tracy Broadcasting Corporation pursuant to the Stock Purchase Agreement between the Company and Tracy Broadcasting Corporation dated May 26, 2003.

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

     Security Ownership of Beneficial Owners:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker	6,273,763*	Direct	25.10%
	Chairman of the Board and Acting CEO		And In-direct
	Lane West Bay Road
	Georgetown, Grand Cayman
	British West Indies
Common	Michael J. Tracy	11,409,000**	Direct	45.64%
	Former Chief Executive Officer		And In-direct
	and Director
	721 East 38th Street
	Scottsbluff, Nebraska 69361
Common	Michael L. Glaser***	1,432,554	Direct	5.73%
	Former Secretary and Director
	2324 S. Jackson
	Denver, Colorado 80210
Common	Vintage Investments Ltd.	1,725,000	Direct	6.90%
	One Capital Place
	Shedden Road, Georgetown
	Grand Cayman, BWI****

Total		20,840,317		83.37%

*William W. Becker’s beneficial ownership 6,273,763 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Ardara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); and (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson); and 20,833 shares held in the name of BGC Investments LLC, a Colorado limited liability company.

** Michael J. Tracy’s beneficial ownership of 11,409,000 shares of our common stock is composed of 4,885,504 shares held in the name of Michael Tracy and 6,523,496 shares held in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.

*** Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

**** Vintage Investments Ltd. holds the shares of our common stock directly. Vintage Investments shares are owned by a trust in which the beneficiary of the trust is the former wife of William Becker, Marguerite Laura Becker.

     SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker	6,273,763*	Direct	25.10%
	Chairman of the Board and Acting CEO		And Indirect
	Lane West Bay Road
	Georgetown, Grand Cayman
	British West Indies
Common	Gary Brown	2,000**	Direct	0.00%
	Director
	211 Long Canyon Court
	Richardson, Texas 75080
Common	Michael J. Tracy	11,409,000***	Direct	45.64%
	Former Chief Executive Officer		And Indirect
	and Director
	731 East 38th Street
	Scottsbluff, Nebraska 69361
Common	Michael L. Glaser	1,432,544****	Direct	5.73%
	Former Secretary and Director
	2324 S. Jackson
	Denver, Colorado 80210
Common	Patrick J. Kealy	0	Not Applicable	Not Applicable
	Former Chairman of the Board
	53 E. 74th Street, Apartment 4R
	New York, New York 10021
Common	John T. Connor, Jr.	0	Not Applicable	Not Applicable
	Former Secretary and Treasurer
	2300 Old Scenic Highway,
	Lake Wales, Florida 33859
Common	Richard Dineley	0	Not Applicable	Not Applicable
	Former President and Chief
	Executive Officer

Total		19,117,307		76.47%

*William W. Becker’s beneficial ownership of 6,273,763 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson); and 20,833 shares held in the name of BGC Investments LLC, a Colorado limited liability company.

**Gary R. Brown owns 2,000 shares of our common stock individually.

***Michael Tracy’s beneficial ownership of 11,409,000 shares of our common stock is composed of 4,885,504 shares held in the name of Michael Trcy and 6,523,496 shares held in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.

**** Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K.

(a)    Exhibits

Exhibit
Number           Description

13.1	Settlement Agreement between the major shareholders of the Company and Nyssen LP, incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004 filed January 12, 2006.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Telemetrix Inc.
By /s/ William Becker	February 23, 2006
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ William Becker	February 23, 2006
William Becker, Chairman
By /s/ Gary Brown
Gary Brown, Director	February 23, 2006