Form 10KSB/A
period 2004-12-31
TELEMETRIX INC
filed 2006-05-03
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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

(303) 652-3279
(Registrant‘s telephone number, including area code)

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

Yes  [   ]   No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer‘s revenues for its most recent fiscal year $654,688.

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

Yes  [   ]   No  [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer‘s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of December 1, 2005.

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Organizational History

Telemetrix Inc. was formed through a series of corporate combinations, as follows:

o

On January 2, 1999, Telemetrix Resource Group, Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.’s sole shareholder, in accordance with a share exchange and plan of reorganization;

o

On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction, which is referred to hereafter as “the combination”;

o

On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox‘s common stock;

o	Thereafter, Arnox‘s historical financial statements become those of TRG Ltd., as TRG Ltd.’s operations were the ongoing operations of the combined companies;
o	On September 22, 1999, the final phase of the combination closed, whereby, we acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox‘s common stock;
o	Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox;
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
o

Wireless network access and specific rate plans for customers that use only the personal communications system short message service (SMS). This provides nationwide network short message service. This service is generally used by our customers for telemetry systems, which involve the use of remote devices for data collection and analysis‘

o	Hardware, software and network operator services solutions

Wireless Paging Service

We own and operate a wireless paging service. Wireless paging is a service that has been in use for over 20 years and is the service originally used by doctors and emergency personnel who were on call, before the common availability of wireless mobile phones. It consists of a small device that is usually attached to one‘s belt or carried in a person‘s pocket, and which makes a beeping notification sound and either displays a call back number or provides a voice message that has been left by the person accessing the paging device from a telephone. The general use of wireless paging service is declining but paging hardware and service continue to be used in more specialized situations and are a lower priced alternative to a wireless mobile phone. Paging service revenue is decreasing on paging systems nationwide, as it is with the paging network that we operate. Our paging network provides coverage of portions of western Nebraska and southeastern Wyoming.

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

OUR BILLING PRACTICES

We charge our customers based on the following 3 billing levels:

o	Monthly pager service fees
o	Per month for wireless network access and per message for SMS
o	Professional services, which include billing and network services

DIVISIONS

We operate the following divisions:

o	Telemetry and Pager Services — Our Telemetry and Pager Services Division provides SMS and pager services
o	Reseller Division — We have agreements with agents and resellers that purchase our services at wholesale and then resell them at their retail rates
o	Network Services-We provide switching and other network services to customers

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

GEOGRAPHIC MARKETS

Our primary geographic markets are the United States, Canada, and Mexico.

DISTRIBUTION AND MARKETING METHODS

o	Resellers/Agents — We have agreements with resellers and agents that purchase our services from our net price sheets and then resell the services at their retail prices to their customers; and
o

Internet Web Site- We get inquiries from our website and then work directly with prospective customers, vendors and application service providers and place qualified prospective customers on a trial service through our network.

FUTURE BUSINESS PLANS

Our future business plans during 2005, will include the following:

o	Expanding Reseller Program — We will attempt to expand our telemetry services related business by adding resellers that market such services.
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

MATERIAL AGREEMENTS

Network Service Agreement with Wilkes Telephone and Electrical Company, Washington, GA.

We have an agreement dated January 16, 2004, with Wilkes, which is headquartered in Washington, GA. Under the agreement, we provide switching, SMS, roaming support, interconnection and carrier billing and certain settlement services to support Wilkes‘ provision of wireless services to its customers, including customers which use our network through roaming agreements which Wilkes has with other major wireless carriers. Under the agreement, Wilkes purchases certain of our infrastructure equipment and provides installation of the equipment, and testing and integration of the equipment with Wilkes‘ wireless cellular telephone system.

Reseller Agreement with Topp, Inc.

We have a March 31, 2003 reseller agreement with Topp, Inc. in which Topp, Inc. acts as our reseller and makes purchases from us allowing Topp, Inc. to market and sell access to and use of our PCS service.

Customer Master Agreement with Cerillion Technologies Limited

We have an April 13, 2003 agreement with Cerillion Technologies in which Cerillion agrees to supply us Cerillion‘s software, third party products and software support services for resale by us and for the exclusive purpose of supply billing services to certain organizations. We are not permitted under the agreement to assign or subcontract any rights or obligations under the agreement or appoint any agent to perform such obligations, except as otherwise permitted under the agreement. The agreement may be terminated by written notice if either party fails to observe or perform any material term or condition of the agreement and such breach continued for 30 days. Additionally, we are not permitted to use, reproduce, sublicense or otherwise deal in the software or the source code of the software or reverse engineer decompile or disassemble the software. We are required to use Cerillion‘s trademarks and trade names.

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

Agreements and Loan Conversions

During October 2003, we entered into a loan agreement with Nyssen LP (“Nyssen”) through TowerGate Finance Ltd. (“TowerGate”) under which we would be able to borrow up to $2 million in the form of convertible notes. As of December 31, 2003, we had borrowed an aggregate of $350,000 under this loan agreement pursuant to convertible demand notes. The notes do not bear interest unless they are in default, in which case interest accrues at the rate of 12% per annum. The notes have a conversion feature which allows for conversion into the Company‘s common shares at $.04 per share. The Company challenged the loan agreement with Nyssen in the dispute described in Item 3 — Legal Proceedings. During the dispute, the Company suspended the conversion feature in the notes.

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

On February 3, 2003, the Company issued a note in the principal amount of $30,000 and bearing interest at 10% per annum, payable to Becker Capital Management, LLC, a related party. The note required three installment payments of $10,000 each on March 3, 2003, April 3, 2003, and May 3, 2003. The note provided for a penalty that in the event a payment was not received within five (5) days of each due date, the Company would be declared in default, and the holder would be entitled to receive shares of stock in the Company at $.11 per share, priced for the outstanding principal balance including interest owed at the time of default. Additionally, for each thirty (30) days beyond the due date the Company is in default on the note, the holder would be entitled to additional shares computed at the rate of 1/2 of the initial conversion rate. In the November 30, 2004, settlement agreement, the Company agreed to convert this note, plus accrued interest of $4,757, into 36,175,000 shares of the Company‘s common stock, at the par value of the common stock, or $.001 per share.

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

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares of the Company. The Corporation‘s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares. In September 2004 a major shareholder received 6,523,496 shares of common stock for $260,940 of this debt conversion and the other persons and entities who had initially agreed to accept preferred shares agreed to accept common shares in lieu of the preferred shares.

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

Each entity has the option, on written notice to us, to have us register a number of shares set out in each of the separate agreements. Effective December 31, 2004, the Company and the major shareholders agreed that subject to an increase in the authorized capital of the Company, they would accept common shares in lieu of the preferred shares offered in the exchange agreements.

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

ITEM 3. LEGAL PROCEEDINGS

On September 10, 2004, we filed a Complaint in the United States District Court in the Southern District of New York against Michael J. Tracy (“Tracy”), Michael L. Glaser (“Glaser”), and William W. Becker (“Becker”), in case number 04CV7255. The Complaint sought an award for compensatory damages and an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation, including reasonable attorneys‘ fees, expert fees, and other disbursements, and against Tracy for conversion, and awarding us, as plaintiff, such other and further relief as may be deemed just and proper.

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

The settlement agreement provides that Delaware law shall apply. Delaware law requires approval of our shareholders to increase our authorized capital. Moreover, Delaware law will require shareholder approval of a stock option plan to incentivize the performance of our existing and new management. The Company is attempting to comply with all of the requirements of Delaware law and the SEC requirements, but there can be no assurance that it will be able to do so. In addition, FCC approval is required for certain of the share issuances and if this approval is not obtained by the Company there may be material negative impact on the Company‘s financial position and results of operation.

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

All parties to the settlement agreement are either beneficial owners of the Company‘s common stock, current or proposed members of the Company‘s management, and/or parties or affiliates of parties involved in litigation that gave rise to the settlement agreement.

In the settlement agreement, the parties agreed to undertake the following actions:

Elect a new Board of Directors;

Increase in the Company's authorized share capital;

Effect a material share issuance to the Becker Entities, Larry L. Becker and Nyssen;

Effect material share issuances to Nyssen and TowerGate; and

Establish a stock option plan to incentivize the performance of the Company‘s existing and new management.

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

Violation of Delaware law and our corporate bylaws. 8 Delaware Corp. Code 144 states:

“Interested Director, Quorum”

     A.    no contract or transaction between a corporation and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association, or other organizations in which one or more of its directors or officers, or directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee which authorizes the contract or transaction, or solely because any such director‘s or officer‘s votes are counted for such purpose, if:

          1.    The material facts as to the director‘s or officer‘s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee, in good faith, authorizes the contract or transaction by the affirmed votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

          2.    The material facts as to the director‘s or officer‘s relationship or interest, and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the shareholders; or

          3.    The contract or transaction is fair to the corporation as of the time it is authorized, approved or ratified, by the board of directors, a committee, or the shareholders.

     B.    Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes a contract or transaction.

If the Company fails to comply with the requirements of 8 Delaware Corp. Code §144 in effecting the material transactions contemplated by the settlement agreement, the Company will be subject to potential shareholder action. Additionally, under this section of the Delaware code, the settlement agreement could potentially be voided if the settlement agreement is not fair to the Company. The shareholders may consider an increase in the Company‘s authorized common stock to allow the Company may implement the provisions of the settlement agreement, including issuance of shares to the Becker Entities, Larry L. Becker, Nyssen and TowerGate, which includes members of management, beneficial owners or affiliates, and also the adoption of a stock option plan for the benefit of management unfair to the Company and its shareholders who are not parties to the settlement agreement.

Moreover, the issuance of the shares to the Company‘s management and beneficial owners described above, and as provided for in the settlement agreement, may be set aside under Delaware law if the Company fails to comply with the foregoing section of the Delaware corporate code.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board or the National Quotation Bureau‘s Pink Sheets. From April 2003 to present, our common stock has been quoted under the symbol TLXT on the National Quotation Bureau‘s Pink Sheets. From April 1999 to April 2003, our common stock was quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission‘s public reference rooms in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser‘s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
o

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer‘s account, the account‘s value and information regarding the limited market in penny stocks; and

o

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser‘s written agreement to the transaction, prior to conducting any penny stock transaction in the customer‘s account.

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

Not applicable

ITEM 6. MANAGEMENT‘S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Going Concern

The Company‘s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $13,716,022 and has a working capital deficit of $4,070,114 and a stockholders‘ deficit of $23,426,934 at December 31, 2004.

The Company‘s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company‘s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company‘s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company‘s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity‘s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity‘s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company‘s financial statements.

ITEM 7. FINANCIAL STATEMENTS.

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders‘ (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders‘ deficits. These factors raise substantial doubt about the Company‘s ability to continue as a going concern. Management‘s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liabilities and stockholders‘ (deficit)
Current liabilities:
Accounts payable	$ 1,988,626
Accrued expenses	746,349
Accounts payable and accrued expenses - affiliates	55,515
Convertible debentures	1,200,000
Notes payable - affiliates	25,000
Current portion of long-term debt	103,164

Total current liabilities	4,118,654

Long-term debt	437,684

Unissuable common stock - 138,083,686 shares	19,887,554

Stockholders‘ (deficit):
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
Consolidated Statement of Stockholders‘ (Deficit)
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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Telemetrix Inc. (the “Company”) was formed through a series of corporate combinations. On January 2, 1999, Telemetrix Resource Group Inc., a Colorado Corporation (“TRG, Inc.”), acquired Telemetrix Resource Group Limited (TRG Ltd.), a Nova Scotia corporation from Hartford Holdings Ltd., TRG Ltd.’s sole shareholder, pursuant to a share exchange and plan of reorganization. On March 22, 1999, Arnox Corporation (an inactive public corporation), TRG Inc. and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction (the “Combination”). On April 5, 1999, the first phase of the combination occurred, whereby Arnox acquired 100% of the issued and outstanding common shares of TRG Inc. in exchange for 6,127,200 shares of Arnox‘s common stock. Arnox‘s historical financial statements become those of TRG Ltd., as TRG Ltd.’s operations were the ongoing operations of the combined companies. All of the transactions comprising the Combination, with the exception of WTC, have been accounted for as reverse acquisitions and no goodwill has been recorded. On September 22, 1999, the final phase of the combination closed, whereby, the Company acquired 100% of the issued and outstanding common shares of WTC in exchange for 5,372,800 shares of Arnox‘s common stock. Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox. After the Combination, the companies changed their names to reflect their complementary businesses:

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

PCS carriers use the Company‘s technology to provide network services for their wireless customers. Telemetrix has the ability to use its infrastructure equipment located in Gering, Nebraska to provide switching and billing services for smaller carriers that would otherwise be unable to have access to these services.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year‘s financial statements have been reclassified to conform to current year presentation.

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

$166,137

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company‘s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

Foreign Currency Translation

The functional currency of one of the Company‘s subsidiaries is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes, resulting from translation are included in stockholders‘ (deficit).

The Company‘s subsidiary located in Toronto, Canada ceased operations and activities as of March 31, 2002, and the balance of the currency translation adjustment of $191,754 was recorded in operations 2004.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company‘s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company‘s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity‘s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity‘s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company‘s financial statements.

NOTE 2. BASIS OF REPORTING

The Company‘s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, the Company incurred a net loss of $13,716,022 and has a working capital deficit of $4,070,114 and a stockholders‘ deficit of $23,426,934 at December 31, 2004.

The Company‘s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company‘s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

$ 25,000

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares of the Company. The Corporation‘s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares (see Note 9). In September 2004 a major shareholder received 6,523,496 shares of common stock for $260,940 of this debt conversion and the other persons and entities who had initially agreed to accept preferred shares agreed to accept common shares in lieu of the preferred shares.

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

$1,740,848

NOTE 7. CONVERTIBLE DEBENTURES

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company‘s common shares at $.04 per share, which the Company suspended because of the dispute described in Note 10 with TowerGate and Nyssen. This conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the difference between the conversion price and the fair market value of the shares was charged to interest expense (see below).

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

NOTE 9. STOCKHOLDERS‘ (DEFICIT)

Preferred Stock

     1. Rank. Series D Preferred Shares (“Series D Shares”) are senior to the Company‘s common shares (“Common Shares”), in priority for receiving distributions and for payment upon liquidation of the Company.

     2. Preference. Each Series D Share has a liquidation preference of $30.00 plus all accrued but unpaid distributions (the “Preference”).

     3. Conversion Rate. Upon a Conversion Event (see §8) the affected Series D Shares shall convert into Common Shares at the Conversion Rate. The “Conversion Rate” shall initially be two hundred (200) Common Share into one Series D Share but will automatically adjust:

3.1.

in the same manner as the Common Shares were adjusted in stock splits, share consolidations, stock dividends, recapitalizations, and similar changes to the Company‘s capitalization (“Recapitalization”). For example, if each Common Share was split into two recapitalized Common Shares then the Conversion Rate would become one Series D Share into four hundred recapitalized Common Shares);

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

Upon the occurrence of each adjustment of the Conversion Rate, the Company, at its expense, shall promptly compute such Conversion Rate adjustment and furnish each Series D Holder with a certificate stating the new Conversion Rate and explaining the facts underlying the Conversion Rate adjustment. The term “Common Equivalent Basis” means equally with the Common Shares as though the Series D Shares were converted into Common Shares at the then-applicable Conversion Rate.

     4. Distributions. Each Series D Preferred Shareholder (a “Series D Holder”) shall participate in distributions on a Common Equivalent Basis.

     5. Liquidation Preference. If the Company is liquidated, Series D Holders shall receive their entire Preference (i.e., $30.00 per Series D Share plus all accrued but unpaid distributions) before any distribution or payment is made on any junior capital stock (including the Common Shares). After receiving this Preference, Series D Holders will then participate in distribution of the Company‘s assets on a Common Equivalent Basis.

     6. Voting Rights. Series D Shares shall vote as a separate voting group on the following matters:

6.1.	issuance of any Company capital stock senior to the Series D Shares in priority for receiving distributions, for payment of any liquidation preference and in redemption rights;
6.2.	alteration of the Preferences of the Series D Shares, including amendments to the Articles or Bylaws;
6.3.	liquidation, Recapitalization or similar corporate reorganization;
6.4.	loans, borrowings, debt, guarantees or similar obligations (“Debt”) by Company except when Company‘s aggregate Debt is below $3,000,000;
6.5.	transaction or associated transactions:

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

Each Series D Holder has the right to notice of all meetings of the Company‘s shareholders, to attend such meetings and to vote on a Common Equivalent Basis on all matters presented for vote by the Common Shares except for those specified in this Section.

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

7.5.

Company must notify the Series D Holders of any transaction listed in Section 6.4 or 6.5 (a “Combination”) and permit the Series D Holders collectively to purchase the Company (either by acquiring all Company capital stock or purchasing all or substantially all Company assets) at the deemed per-Common Share value proposed in the Combination. If any Series D Holder does not desire to purchase it‘s pro rata portion of Company capital stock or assets, then remaining Series D Holders may purchase that portion).

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

Common Stock

During the year ended December 31, 2003, the Company recorded stock subscriptions for an aggregate of $458,500 for 5,585,635 shares of common stock related to incentive compensation due to related parties and $300,000 for 2,729,942 shares of common shares related to unpaid officer‘s salary.

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

Increase the Company‘s authorized share capital;
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

Violation of Delaware Law and Corporate Bylaws.

Section 144 of the Delaware Corporation Code states:

“Interested directors; Quorum” provides that any contract or transaction between the Company and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association or other organization in which 1 or more of its directors or officers, are directors or officers, or have a financial interest requires the approval of the contract and related transactions by: (a) a majority of the Company's disinterested directors; and (b) the Company‘s shareholders.

If the Company fails to comply with either requirement (a and b above), it is subject to shareholder action. Additionally, Section 144 provides that the Settlement Agreement could potentially be voided unless it is fair to the Company. The action of increasing the Company's authorized common stock so that it can issue large numbers of shares to the parties to the agreement, who are management, beneficial owners or affiliates, and also adopting a stock option plan for the benefit of management, may be considered unfair to the Company‘s shareholders who are not party to the agreement.

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

The Company‘s bylaws and Delaware corporation law require that directors be elected at any annual meeting of Shareholders.

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

NOTE 11. SUBSEQUENT EVENTS

Through December 21, 2005 the Company borrowed an additional $690,000 pursuant to the third party convertible notes described in the Funding Agreement dated November 30, 2004. The lender agreed to convert $300,000 of these advances into 7,000,000 shares of the Company‘s common stock at June 30, 2005. The advances bear interest at 15% per annum and are due on demand.

Through December 21, 2005 the Company borrowed an additional $729,000 pursuant to the related party convertible note described in the Funding Agreement dated November 30, 2004. The lender agreed to convert $275,000 of these advances into 9,750,000 shares of the Company‘s common stock at June 30, 2005. The balances of the advances bear interest at 15% per annum and are due on demand.

Subsequent to December 31, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described in the Litigation section of Note 10. The application is currently pending.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company‘s Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company‘s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President (principal executive officer)and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company‘s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company‘s President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company‘s periodic SEC filings. There have been no significant changes in the Company‘s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company‘s management carried out its evaluation.

There have been no significant changes in the Company‘s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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
** Mr. Girdler‘s position with the Company was through September 16, 2004.
*** Mr. Dineley‘s position with the Company was from June 17, 2004 through September 16, 2004.

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

*William W. Becker‘s beneficial ownership 6,273,763 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Ardara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker‘s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker‘s (son/grandson); and (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker‘s (son/grandson); and 20,833 shares held in the name of BGC Investments LLC, a Colorado limited liability company.

** Michael J. Tracy‘s beneficial ownership of 11,409,000 shares of our common stock is composed of 4,885,504 shares held in the name of Michael Tracy and 6,523,496 shares held in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.

*** Michael L. Glaser‘s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

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

*William W. Becker‘s beneficial ownership of 6,273,763 shares of our common stock is composed of: (a) 4,115,430 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker‘s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker‘s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker‘s (son/grandson); and 20,833 shares held in the name of BGC Investments LLC, a Colorado limited liability company.

**Gary R. Brown owns 2,000 shares of our common stock individually.

***Michael Tracy‘s beneficial ownership of 11,409,000 shares of our common stock is composed of 4,885,504 shares held in the name of Michael Trcy and 6,523,496 shares held in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.

**** Michael L. Glaser‘s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K.

(a)    Exhibits

Exhibit
Number           Description

13.1	Settlement Agreement between the major shareholders of the Company and Nyssen LP, incorporated by reference to the Company‘s Form 10-KSB for the year ended December 31, 2004 filed January 12, 2006.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Telemetrix Inc.
By /s/ William Becker	May 3, 2006
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ William Becker	May 3, 2006
William Becker, Chairman
By /s/ Gary Brown
Gary Brown, Director	May 3, 2006