Form 10KSB
period 2005-12-31
TELEMETRIX INC
filed 2006-05-12
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2005
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7105 La Vista Place, Suite 100, Longmont, Colorado 80503
(Address of principal executive offices) (Zip Code)

303-652-3279
(Registrant’s telephone number, including area code)

1225 Sage Street, Gering, Nebraska 6934, Fiscal Year Ended December 31, 2004
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

Yes  [X]    No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal year: $606,430.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $499,993.64 as determined by the closing price of $0.02 on December 31, 2005.

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

Yes  [   ]    No  [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of April 30, 2006.

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

As of December 31, 2005 we have 24,999,682 shares of our common stock outstanding.

BUSINESS

Overview

We offer the following services:

o	Wireless paging services
o	Wireless Personal Communications Services
o

Wireless network access and specific rate plans for customers that use only the personal communications system short message service (SMS). This provides nationwide network short message service. This service is generally used by our customers for telemetry systems, which involve the use of remote devices for data collection and analysis

o	Hardware, software and network operator services solutions

Wireless Paging Service

We own and operate a wireless paging service. Wireless paging is a service that has been in use for over 20 years and is the service originally used by doctors and emergency personnel who were on call, before the common availability of wireless mobile phones. It consists of a small device that is usually attached to one’s belt or carried in a person’s pocket, and which makes a beeping notification sound and either displays a call back number or provides a voice message that has been left by the person accessing the paging device from a telephone. The general use of wireless paging service is declining, but paging hardware and service continue to be used in more specialized situations and are a lower priced alternative to a wireless mobile phone. Paging service revenue is decreasing on paging systems nationwide, as it is with the paging network that we operate. Our paging network provides coverage of portions of western Nebraska and southeastern Wyoming.

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

Nationwide network data access

There are a number of companies designing and manufacturing devices to collect data and report events, which has become known in the industry as Machine to Machine (M2M) communications. We were in the business of designing and marketing such devices. During the third quarter of 2002, we determined there would be an increasing amount of market competition by hardware companies with significant expertise and we determined that those companies were better positioned to capitalize on such business opportunities. We also determined that these companies would share the problem of obtaining an affordable data plan to support their hardware and software. Because we did not have existing distribution channels we determined our market opportunity for providing affordable nationwide data-only wireless service was greater than our market for application specific telemetry hardware and software. We created service plans for customers that needed service for their hardware and reporting devices. This presented the opportunity to enter endless vertical markets without specific research and development to produce specific hardware and software for those markets and removed the necessity to launch an extensive customer focused marketing program..

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

Hardware, software and network operator service solutions

Our company also provides mobile switching services and other essential wireless services to Wilkes Telephone and Electric Company. Wilkes is a small PCS wireless operator located in Washington, GA. The expertise and talent necessary to operate a small network is difficult to acquire. Through Telemetrix Wilkes is able to get the services necessary to operate their local transmitters and handle voice and data without the need for installation of expensive and complicated equipment. Telemetrix has connected the central office equipment located in Gering, Nebraska with the equipment operated by Wilkes and the local network operates as if the equipment were owned and operated by Wilkes This saves Wilkes a tremendous amount of time and expense in making their wireless network operational and also made their network profitable more quickly. Wilkes uses the Telemetrix Mobile Switching Center and also uses Telemetrix sources for financial settlement and billing, and has not had to spend time finding qualified and competent personnel to work on their technical network operational issues.

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

During the first nine months of 2004, we had a division which was called our Centregate Division. This operation was based in Atlanta, GA and was to market and support our carrier services market, including billing and network services. For a number of reasons, we determined it was not feasible to operate a remote office and staff and the agreements with those staff members were terminated in September, 2004.

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

Our future business plans during 2006, will include the following:

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

INTELLECTUAL PROPERTY RIGHTS

On January 11, 2000, the U.S. Patent and Trademark Office (“PTO”) issued the Company Patent No. 6,014,089 (the “089 Patent”), which is directed to an apparatus and method for transmitting data to and from a data collection device using the short message service functionality of the control channel of a personal communications system. We have been notified by the PTO that the 089 Patent has been withdrawn because we failed to make an annual maintenance payment due in January 2004. On February 10, 2006, the Company filed a petition with the PTO for reinstatement of this patent. On November 21, 2000, the PTO issued the Company Patent No. 6,150,955 (the “955 Patent”) which is directed to the use of a telemetry data system for monitoring certain digital packets associated with a digital communications control channel, the identification of certain packets, and the replacement of certain non-information bearing packets with packets that contain useful data and information. This patent will expire in the year 2017. On April 9, 2002, the PTO issued the Company Patent No. 6,369,719 (the “719 Patent”), which is directed to an apparatus and method for collecting and transmitting utility meter data and other information by means of a wireless network. The patent will expire in 2019.

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

EMPLOYEES

Until July 31, 2005, we had three full-time direct or contract employees in our Gearing, Nebraska office. On August 1, 2005, the three full-time employees/contractors were replaced with a contract arrangement with Greenfly LLC which provides the following services:

o	Infrastructure Hardware Technician
o	Central Office Switch Technician
o	Management of our Gering facility

Beginning

in the second quarter of 2005, we had one part-time contract employee in our Gearing office performing general bookkeeping. Effective March and September, 2005, we had two contractor/consultants in our Longmont, Colorado office, as follows:

o	Financial Consultant
o	Engineering Consultant

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

Some of our biggest competitors in the telemetry services market are:

o	Kore Wireless
o	Aeris
o	Cingular
o	T-Mobile

Some of our biggest competitors in the pager market are:

o	Wireless Telephone companies such as Alltel
o	Action Communications

Some of our biggest competitors in our billing systems market are:

o	RedKnee
o	Amdocs; and
o	Verisign

Our Plan to Compete

We plan to compete in the following ways:

o	Attempt to provide a superior level of customer care and service to developers of new and innovative technologies utilizing digital wireless communications systems.

o	Utilize attractive pricing plans that are not easily duplicated by larger wireless carriers.
o	Attempt to secure marketing agreements with primary vendors and service providers that bring new, innovative and advanced services to market.

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

Valley Bank and Trust Co., (“Valley Bank”) located in Scottsbluff, Nebraska, filed a Financing Statement and Security Agreement with the Secretary of State of Nebraska listing Tracy Corporation II as a debtor in March 1998 and which it extended on December 1, 2002. The Company is unaware of any debt owed to Valley Bank and Valley Bank has not provided any evidence of indebtedness of the Company or Tracy Corporation II. The Company has requested that Valley Bank file a termination statement with the Nebraska Secretary of State.

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

Reseller Agreement with Topp, Inc.

We have a March 31, 2004 reseller agreement with Topp, Inc. in which Topp, Inc. acts as our reseller and makes purchases from us allowing Topp, Inc. to market and sell access to and use of our PCS service.

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

Master Purchase & License Agreement with Telos Technology

On October 22, 2003, we entered into a Master Purchase and License Agreement with Telos Technology (“Telos”) under which we purchased system infrastructure for a GSM network solution, including a wireless communications switch. Telos delivered the system in the first quarter of 2004, and we installed the system in the first quarter 2004. We also installed equipment necessary to provide network services to Wilkes under our agreement with Wilkes during the first quarter of 2004. During 2004, UTStarcom purchased Telos and merged Telos into its operations.

Stock Purchase Agreement with Tracy Broadcasting Corporation

We have a May 26, 2003 Stock Purchase Agreement with Tracy Broadcasting Corporation, which is solely owned by our former Chief Executive Officer, Michael Tracy. In this agreement, Tracy Broadcasting, which is identified as the “purchaser”, agreed to purchase 10,042,500 shares of our restricted common stock for a total purchase price of $401,700. A total of 6,523,496 of these shares were issued to Tracy Broadcasting Corporation in October, 2004.

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

As of November 30, 2004, the Company entered into a settlement agreement with Nyssen, and reinstated the conversion rate. (See Item 3, Legal Proceedings.) The difference between the conversion price and the fair market value of the shares was charged to interest expense. As of November 30, 2004, we had borrowed an aggregate of $1,600,025 from Nyssen pursuant to the October 30, 2003, loan agreement and represented by the convertible demand notes. Pursuant to the settlement agreement, Nyssen agreed to convert the $1,600,025 in demand notes into our common shares at $.04 per share. Upon conversion, Nyssen will receive 40 million shares of our common stock. Under the settlement agreement, we agreed to issue TowerGate 20 million shares of common stock for non-cash compensation for financial services provided to the Company. The settlement agreement is subject to Delaware law.

As provided for in the November 30, 2004, settlement agreement, Tower Gate and Nyssen, its management and associates will invest an additional $300,000 in the Company, as follows:

1.	$100,000 at $.02 per share
2.	$200,000 at $.10 per share.

As of December 31, 2005, this lender advanced an aggregate of $690,000 for working capital. On June 30, 2005, this lender agreed to convert $300,000 of these advances into 7,000,000 shares of common stock as provided for in the November 30, 2004 Settlement Agreement. The balance of advances of $390,000 bear interest at 15% and are due on demand.

As provided for in the November 30, 2004, Settlement Agreement, Becker Capital Management LLC, a related party, its management and associates will invest an additional $300,000 in the Company, as follows:

1.	$200,000 at $.02 per share
2.	$100,000 at $.10 per share.

As of December 31, 2004 and 2005, this related party advanced an aggregate of $25,000 and $764,000 net of repayments to the Company for working capital. On June 30, 2005, this affiliate agreed to convert $300,000 of these advances into 11,000,000 shares of common stock as provided for in the November 30, 2004 Settlement Agreement. The balance of advances of $489,000 bear interest at 15% and are due on demand.

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

The Company acknowledges that all of the transactions contemplated in the November 30, 2004 settlement agreement, including the loan conversions of Nyssen, the shares issued to TowerGate, and the loan conversion of Becker Capital Management are subject to shareholder approval. The Company has not yet taken the appropriate action to seek shareholder approval but will do so at the earliest time practical. In April 2005, the Company made application with the FCC for approval of the share issuance to Nyssen and TowerGate and Becker Capital Management LLC described above. The application is currently pending with the FCC. The FCC is expected to act on the application after May 12, 2006.

The Company has outstanding notes payable to affiliates in the principal amount of $722,500, net of debt discount of $233,500, at December 31, 2005. Of these loans, $467,000 ($233,500 net of debt discount)) is convertible debt with interest at 10% per annum and is due on December 31, 2006 and is convertible at $0.02 per share. The remaining debt is a demand note at interest at 15% per annum and is due on demand.

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

The Company has obligations to issue common shares at December 31, 2005 pursuant to the conversions of various loans and accrued interest as follows:

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

ITEM 2. DESCRIPTION OF PROPERTIES

Nebraska Office Space:

Our wholly owned subsidiary, Tracy Corporation II, leases 4,800 square feet of office space at 1225 Sage Street in Gering, Nebraska from our former Chief Executive Officer, Michael Tracy, for $2,500 per month. The lease has a monthly lease payment of $1,860 plus estimated monthly expenses of $640.00 per month. This space is adequate for our needs. This lease expires on October 31, 2007.

Longmont Office Space

We have an office in Longmont, Colorado, in the office of Becker Capital Management, located at 7105 La Vista Place, Longmont, Colorado. This office is used for accounting and general and administrative functions. The monthly rent payment is $600 and the space is adequate for our needs. The office space is rented on a month-to-month basis.

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

ITEM 3. LEGAL PROCEEDINGS

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint, and will vigorously defend this legal action. Additionally, the Company intends to pursue counterclaims against Mr. Tracy in connection with the Complaint.

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

The agreement also provides that since the Company requires immediate access to new financing to continue operations, Mr. William W. Becker and his affiliates (the “Becker Entities”) will invest $200,000 into the Company at $.02 per share, for 10,000,000 newly-issued common shares, and $100,000 into the Company for 1,000,000 newly-issued common shares, and Nyssen will invest $100,000 into the Company stock at $0.02 per share for 5,000,000 newly-issued common shares and $200,000 into the Company stock at $.10 per share for 2,000,000 newly-issued common shares. The parties agreed that future financing provided by the Becker Entities and Nyssen would be accomplished at $.10 per share of our common stock. Becker Capital Management, LLC has loaned the Company $300,000, pursuant to convertible promissory notes, in order to provide the Company with interim financing until we implement the settlement agreement. Mr. William Becker does not own any interest in Becker Capital Management, LLC. Nyssen has also loaned the Company $300,000, pursuant to convertible promissory notes in order to provide the Company with interim financing until we implement the settlement agreement.

The agreement further provides that we will establish a stock option plan with ten percent (10%) of our fully diluted share capital to incentivize the performance of our existing and new management

The settlement agreement provides that Delaware law shall apply. Delaware law requires approval of our shareholders to increase our authorized capital. Moreover, Delaware law will require shareholder approval of a stock option plan to incentivize the performance of our existing and new management. Additionally, the share issuances to Larry L. Becker, Nyssen, TowerGate and to Becker Capital Management, LLC require prior FCC approval. Accordingly, the Company’s implementation of this settlement agreement in material respects is subject to compliance with Delaware law, including the approval of our shareholders, and prior approval of the FCC.

Although the parties agreed to implement the agreement as soon as practical, the parties have only taken three actions to do so as of the date of this report. First, the Company dismissed its Complaint against Messrs Tracy, Becker and Glaser on December 15, 2004, dismissed its Complaint against TowerGate/Nyssen on December 20, 2004. Second, we filed an application with the FCC for approval of the stock conversion by Nyssen and TowerGate, and by Larry L. Becker. The application included a copy of the November 30, 2004, settlement agreement. Finally, we issued Tracy Broadcasting Corporation a promissory note for $467,000 for the $467,000 loan made to us. As provided in the settlement agreement, the note is due and payable on December 31, 2006, at maturity. Tracy Broadcasting Corporation may convert this loan at its option into our common stock at $.02 per share. The Company filed a Form 8-K on December 21, 2004, related to this litigation, in which the Company described the terms of the settlement agreement. The Company filed a copy of the settlement agreement in it’s annual report form 10KSB for the fiscal year ended December 31, 2004, filed in January 12, 2006.

All parties to the settlement agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or parties or affiliates of parties involved in litigation that gave rise to the settlement agreement.

In the settlement agreement, the parties agreed to undertake the following actions:

Elect a new Board of Directors;

Increase in the Company’s authorized share capital;

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

Violation of Delaware law and our corporate bylaws. Delaware Corp. Code 144 states:

“Interested Director, Quorum

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

If the Company fails to comply with the requirements of 8 Delaware Code 144 in effecting the material transactions contemplated by the settlement agreement, the Company will be subject to potential shareholder action. Additionally, under this section of the Delaware code, the settlement agreement could potentially be voided if the settlement agreement is not fair to the Company. The shareholders may consider an increase in the Company’s authorized common stock to allow the Company may implement the provisions of the settlement agreement, including issuance of shares to the Becker Entities, Larry L. Becker, Nyssen and TowerGate, which includes members of management, beneficial owners or affiliates, and also the adoption of a stock option plan for the benefit of management unfair to the Company and its shareholders who are not parties to the settlement agreement.

Moreover, the issuance of the shares to the Company’s management and beneficial owners described above, and as provided for in the settlement agreement, may be set aside under Delaware law if the Company fails to comply with the foregoing section of the Delaware corporate code.

Furthermore, the Company has a class of its securities registered pursuant to the Securities and Exchange Act of 1934 (the “1934 Act”). Accordingly, the Company must comply with Section 14 of the 1934 Act and its disclosure requirements in connection with the implementation of the settlement agreement. Therefore, the Company is required to file with the SEC either a proxy on Schedule 14-A, or an information statement to Schedule 14-C, before it can implement the settlement agreement. The Company is in the process of filing a proxy statement with the SEC in compliance with the 1934 Act and, upon approval, issue a proxy to its shareholders requesting a vote on the material transactions contemplated by the settlement agreement. The Company will exclude from such voting those shareholders who are determined under Delaware law not to be qualified to vote because they will derive a direct benefit from the transactions contemplated in the settlement agreement.

Violation of Federal Communications Act.

If the Company implements the Settlement Agreement without FCC approval the Company will be in violation of Section 310 (b) (4) of the Communications Act of 1934 for effecting a transfer of control of Telemetrix without obtaining prior FCC consent and will be subject to a revocation of it’s FCC licenses and a payment of a fine or both.

The FCC is expected to act on the Company’s application after May12, 2006.

Valley Bank and Trust Co., (“Valley Bank”) located in Scottsbluff, Nebraska, filed a Financing Statement and Security Agreement with the Secretary of State of Nebraska listing Tracy Corporation II as a debtor in March 1998 and extended on December 1, 2002. The Company is unaware of any debt owed to Valley Bank and Valley Bank has not provided any evidence of indebtedness of the Company or Tracy Corporation II. The Company has requested that Valley Bank file a termination statement with the Nebraska Secretary of State.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2005.

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

2005	Low	High
Fourth Quarter	.02	.02
Third Quarter	.02	.04
Second Quarter	.02	.02
First Quarter	.02	.05
2004	Low	High
Fourth Quarter	.06	.38
Third Quarter	.10	.15
Second Quarter	.10	.44
First Quarter	.30	.50

The source of the above information is msn.com.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop, or if developed, will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

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

Holders

As of December 31, 2005, we had 248 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of December 31, 2005, there were 4,157,365 shares of our stock held by non-affiliates and 20,842,317 shares of our stock held by affiliates.

Options.

We have 450,000 options outstanding to purchase 450,000 shares of our common stock.

Warrants

We do not have any outstanding warrants of our common stock..

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

Not applicable

Use of Proceeds from Registered Securities.

Not applicable

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005. The terms “the Company,” “we,” “our” or “us” refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $5 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of “churn” representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

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

Capital Expenditures and Requirements

During 2005, we made no significant capital expenditures. If we obtain adequate funding, we expect to make capital expenditures of $882,000 during 2006.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for revenue recognition and stock compensation, which requires us to estimate the value of the shares issued, and the value of intangible assets requires us to continually assess whether such assets are impaired. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2005.

During our Fiscal Year 2005 period, our revenues were derived from the following:

o	$221,416 from our telemetry related services
o	$ 81,524 from our pager related services
o	$303,490 from our network services
o	Our revenues are dependent upon the following factors:
o

1.	Our ability to secure additional agreements for customers using our network for nationwide network access for SMS and data
2.	Our ability to secure additional agreements for network roaming services
3.	Our ability to hire and maintain contract engineers that will be able to install and maintain and support the equipment and software necessary for both our division services
4.	Demand for our services
5.	Individual economic conditions in our markets
6.	Our ability to market our services

Years Ended December 31, 2005 and 2004

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2005 decreased 7.4% to $606,430 from $654,688 for the same period in 2004. The decrease in our Revenues is primarily attributable to the following: Other revenues decreased by $141,962 or 39.1% to $221,416 compared to $363,378 during the comparable 2004 period primarily due to increased competition and pricing in short message providers. Although our pager related revenues increased by $11,354 or 16.2% to $81,524 during the year ended December 31, 2005 compared to $70,170 for the comparable 2004 period, we believe that during the year 2006 pager related revenues will decline since the North American pager market has declined due to the increasing usage of other wireless technology. Our Network services increased by $82,350 or 37.2% to $303,490 during the year ended December 31, 2005 compared to $221,140 during the comparable 2004 period due to increased voice traffic of our switch sharing partner. We will attempt to expand our revenues by marketing our network data access and generating associated revenues and through our wireless network services.

Cost of revenues. Cost of revenues currently consists primarily of pager equipment, equipment repairs, signaling charges, network technicians and base equipment. Cost of revenues increased from $328,947 to $456,723 for the year ended December 31, 2005, representing a 38.8% increase which represents 75.3% and 50.2% of the total revenues for the year ended December 31, 2005 and December 31, 2004, respectively. The increase in the Cost of revenue is attributable to high cost services providers related to our Network services revenue category which consists of service agreements with for signaling, billing and clearing functions.

Non-cash stock compensation. Non-cash stock compensation was $0 for 2005 as compared with $3,000,000 in 2004. The 2004 charge was related to the funding agreement described in Funding Agreements and Loan Conversions.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $316,319 to $787,626 for the year ended December 31, 2005 from $1,103,945 for the year ended December 31, 2004. The decrease in our Selling, general and administrative expenses is mainly attributable to decreased staffing in the Atlanta office after September 2004.

Interest expense. Interest expense increased by $10,038 or 4.6% to $226,411 for the year ended December 31, 2005 from $216,373 for the year ended December 31, 2004. This increase is primarily due to increased finance charges on vendor payables. Non-cash interest expense decreased from $9,912,419 in 2004 to $233,500 in 2005. This decrease is the result of the conversion of debt into common shares at prices less than the fair market value in 2004.

Gain on the settlement of debt. The Gain on settlement of debt is due to the settlement of a vendor lawsuit.

Bad debts. Bad debt expense increased to $130,990 based on the allowance provided for Network service billings.

Net loss. Net loss for the year ended December 31, 2005 decreased by $12, 493,702 to ($1, 222,320) as compared to ($13,716,022) for the year ended December 31, 2004. The decrease in Net loss is primarily due to the conversion of debt into common shares at prices less than fair market value and non-cash stock compensation charged to earnings in 2004.

Net loss per share. The Net loss per share of common stock for the year ended December 31, 2005 was ($0.05) and ($0.70) for the year ended December 31, 2004. The decrease in net loss is primarily due to the conversion of debt into common shares at prices less than fair market value and non-cash stock compensation charged to earnings in 2004.

Liquidity and Capital Resources December 31, 2004 and 2005.

Cash as of December 31, 2005 amounted to $115 as compared with $11,646 for the year ended December 31, 2004, a decrease of $11,531 or 99%. The cash balance of the company reflects the timing of advances received from investors on an as needed basis.

Net cash used in investing activities was $0 in 2005 as compared with ($758,900) in 2004 primarily from the purchase of property and equipment in 2004.

Net cash provided by financing activities increased to $1,250,996 in 2005 from $1,085,537 in 2004 primarily from increased funding from the Company investors.

We will continue to finance our operations mainly from loans from major shareholders and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2006; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $800,000 (or $66,666 per month) over the next twelve (12) months, in the following areas:

o	Salaries and labor = $500,000 Network operating costs = $100,000
o	General and Administrative (exclusive of salaries) = $200,000
o	Capital Network Infrastructure = $882,000

Our current cash of $115 as of December 31, 2005 will satisfy our cash requirements for less than one day.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2005, the Company incurred a net loss of $1,222,320 and has a working capital deficit of $4,839,024 and a stockholders’ deficit of $24,649,255 at December 31, 2005.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non monetary Assets — an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

New pronouncements

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This “Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 – ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS.

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 27, 2006

Telemetrix, Inc.
Consolidated Balance Sheet
December 31, 2005

Assets

Current assets:
Cash	$ 115
Accounts receivable, net of reserve of $130,990	200,565
Other current assets	15,000

Total current assets	215,680

Property and equipment, net	723,805

Other assets:
Licenses	73,852

Total Assets	$ 1,013,337

Liabilities and stockholders’ (deficit)

Current liabilities:
Accounts payable	$ 1,765,998
Accrued expenses	664,863
Accounts payable and accrued expenses - affiliates	5,690
Convertible debentures	1,200,000
Notes payable - affiliates	722,500
Notes payable	390,000
Accrued Interest-related party	69,558
Accrued Interest	18,585
Current portion of long-term debt	217,510

Total current liabilities	5,054,704

Long-term debt	120,334

Unissuable common stock - 156,083,686 shares	20,487,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued or outstanding	—
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized	—
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(76,839,992)

Total stockholders’ (deficit)	(24,649,255)

Total liabilities and stockholders’ (deficit)	$ 1,013,337

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	2005	2004
Revenue:
Pager	$ 81,524	$ 70,170
Network services	303,490	221,140
Other	221,416	363,378

Total revenue	606,430	654,688

Cost of revenue	456,723	328,947

Gross margin	149,707	325,741

Operating expenses:
Non-cash stock compensation - general and administrative	—	3,000,000
Selling, general and administrative expenses	787,626	1,103,945
Total operating expenses	787,626	4,103,945

(Loss) from operations	(637,919)	(3,778,204)

Other (income) expense:
Other income	—	780
Gain on the settlement of debt	(6,500)	—
Bad debts	130,990	—
Loss on the abandonment of foreign operations	—	(191,754)
Interest Expense - non-cash	233,500	9,912,419
Interest expense	226,411	216,373

Total other (income) expense	584,401	9,937,818

Net (loss)	$(1,222,320)	$(13,716,022)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	19,556,414

Net (loss) per share	$ (0.05)	$ (0.70)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statement of Stockholders’ (Deficit)
Years Ended December 31, 2004 and 2005

	Common Stock	Additional Paid in	Deferred	Currency Translation	Accumulated
	Shares	Amount	Capital	Compensation	Adjustment	(Deficit)	Total
Balance at December 31, 2003	18,476,186	$18,477	$51,147,136	$(95,951)	$ 191,754	$(61,901,650)	$(10,640,234)

Common shares issued
for loan conversions	6,523,496	6,523	254,417	—	—	—	260,940
Contribution of related party loan	—	—	272,184	—	—	—	272,184
Beneficial conversion feature
of related party loans	—	—	492,000	—	—	—	492,000
Common shares subscribed	—
for services	—	—	—	—	—	—	—
Common shares subscribed for
for loan conversions and interest	—	—	—	—	—	—	—
Deferred compensation charged
to interest expense	—	—	—	95,951	—	—	95,951
Write off of currency translation
adjustment related to an
abandoned subsidiary	—	—	—	—	(191,754)	—	(191,754)
Net (loss) for the year	—	—	—	—	—	(13,716,022)	(13,716,022)

Balance at December 31, 2004	24,999,682	25,000	52,165,737	—	—	(75,617,672)	(23,426,935)

Net (loss) for the year	—	—	—	—	—	(1,222,320)	(1,222,320)

Balance at December 31, 2005	24,999,682	$25,000	$52,165,737	$ —	$ —	$(76,839,992)	$(24,649,255)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,222,320)	$(13,716,022)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	158,010	167,031
Accretion of beneficial conversion feature charged to interest	233,500	—
Bad Debts	130,990	—
Common stock subscriptions for services and other non-cash items
net of amount of deferred compensation	—	3,000,000
Common stock subscriptions for interest	—	9,912,419
Gain on the abandonment of foreign subsidiary	—	(191,754)
(Increase) decrease in accounts receivable	(295,594)	22,271
Decrease in other current assets	(14,067)	(933)
Increase (decrease) in accounts payable	(222,628)	412,494
Increase (decrease) in accrued expenses	(131,312)	231,242
Increase (decrease) in accrued interest	88,142	—
(Decrease) in customer deposits	—	(100,000)
Increase (decrease) in accounts payable and accrued expenses - affiliates	12,752	(86,550)

Total of adjustments	(40,207)	13,366,220

Net cash (used in) operating activities	(1,262,527)	(349,802)

Cash flows from investing activities:
Purchase of property and equipment	—	(758,900)

Net cash (used in) investing activities	—	(758,900)

Cash flows from financing activities:
Advances from affiliates	764,000	25,000
Proceeds from debt	690,000	1,250,000
Payments on long-term debt and notes	(203,004)	(189,463)

Net cash provided by financing activities	1,250,996	1,085,537

Net (decrease) in cash	(11,531)	(23,165)

Beginning - cash balance	11,646	34,811

Ending - cash balance	$ 115	$ 11,646

Supplemental cash flow information:
Cash paid for income taxes	$ —	$ —
Cash paid for interest	$ 49,853	$ —

Non cash investing and financing activities:
Conversion of related party notes to stock subscriptions	$ 300,000	$ 34,757

Conversion of notes to common stock subscriptions	$ 300,000	$ 260,940

Equipment deposits transferred to property and equipment	$ —	$ 101,000

Conversion of notes payable to common stock	$ —	$ 1,600,025

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

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

Licenses

Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was $92,285 during 2004 and 2005.

Licenses consist of the following at December 31, 2005:

Licenses	$922,856
Less: accumulated amortization	849,004

$ 73,852

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. No impairment charges were considered necessary by management in 2004 and 2005.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $0 and $8,930 during 2005 and 2004.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non monetary Assets — an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term ‘conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

New pronouncements

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 – ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2005, and 2004, the Company incurred net losses of $1,222,320 and $13,716,022 and has a working capital deficit of $4,839,024 and a stockholders’ deficit of $24,649,255 at December 31, 2005.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005, consisted of the following:

Land	$ 13,301
Buildings	16,803
Vehicles	32,147
Furniture and office equipment	53,734
Computer equipment and software	354,382
Equipment	1,358,544

1,828,911
Accumulated depreciation and amortization	(1,105,106)

$ 723,805

Depreciation and amortization expense for the years ended December 31, 2005, and 2004, was $65,725 and $75,475.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to affiliates in the principal amount of $956,000 at December 31, 2005. During the years ended December 31, 2004 and 2005, the affiliates advanced additional funds of $25,000 and $464,000. The debt is convertible into common shares of the Company at $.02 per share.

The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature. As such, $492,000 was credited to additional paid in capital in 2004. The allocation of $467,000 will be amortized over 24 months commencing January 1, 2005, and the allocation of $25,000 was charged to interest expense during the year ended December 31, 2004.

Convertible debt – interest at 10% per annum, due on December 31, 2006	$ 467,000
Demand Notes – interest at 15% per annum, due on demand	489,000

956,000
Debt discount, less amortization of $258,500	(233,500)

$ 722,500

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares of the Company. The Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. The Articles also authorize the Board to prescribe the number, voting powers, designations, preferences, limitations, restrictions and relative rights of each series of Preferred Shares. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares (see Note 8). In September 2004 a major shareholder received 6,523,496 shares of common stock for $260,940 of this debt conversion and the other persons and entities who had initially agreed to accept preferred shares agreed to accept common shares in lieu of the preferred shares.

The Company has recorded interest expense of $29,170 and $316,887 during the years ended December 31, 2004, and 2005. In addition to the stated interest rates through 2003 the Company has agreed to issue an aggregate of 16,650,301 shares of common stock as additional consideration for the loans. These shares have been valued at $3,951,927, which represents the fair market value of the shares on the dates of the loans. During 2004 $95,951 has been charged to operations related to these issuances. To date, with the exception of the 6,523,496 shares of common stock described above none of the shares have been issued (see Note 8).

On February 3, 2003, the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of ½ of the initial conversion rate. On November 30, 2004, the note plus $4,757 in accrued interest was converted into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. The difference in the share price of $.001 and the fair market value of the shares at the time of conversion was $5,391,493 which was charged to non-cash stock interest.

During 2005 an affiliate advanced an aggregate of $764,000 net of repayments to the Company for working capital. This affiliate agreed to convert $300,000 of these advances into 11,000,000 shares of common stock. The balance of the advances of $489,000 bear interest at 15% and are due on demand.

NOTE 5. NOTES PAYABLE

Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a
stock offering of $6,000,000 at January 1, 2001. Such an
offering was not completed. The debentures are currently
in default	$1,200,000

Note payable – Federal Communications Commission (C Block)
interest at 7% per annum. Interest payments only of $13,543 due on a quarterly basis through September 2002. Quarterly interest and principal payments of $55,875 beginning December 2002
until maturity at March 2007, secured by FCC license	315,634

Note payable – Federal Communications Commission (F Block)
interest at 7% per annum. Interest payments only of $1,163 due on a quarterly basis through April 1999. Quarterly interest
and principal payments of $2,975 beginning July 2001
until maturity at April 2007, secured by FCC license	22,210

1,537,844
Less: current portion	1,417,510

$ 120,334

Maturity of long term debt is as follows: 2006: $1,417,510; 2007: $120,334

NOTE 6. CONVERTIBLE DEBENTURES

During October 2003 the Company entered into a funding agreement with a third party whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of December 31, 2003, the Company was advanced an aggregate of $350,000 pursuant to these demand notes. The notes do not bear interest unless in default in which case interest accrued at the rate of 12% per annum. The notes had a conversion feature which allowed for conversion into the Company’s common shares at $.04 per share, which the Company suspended because of the dispute described in Note 9 with TowerGate and Nyssen. This conversion right was reinstated on November 30, 2004, upon the Company reaching a settlement agreement with TowerGate and Nyssen and the difference between the conversion price and the fair market value of the shares was charged to interest expense (see below).

As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to this funding agreement. Pursuant to an amended agreement dated November 30, 2004, the note holder converted the $1,600,025 demand note into common shares at $.04 per share receiving 40,000,000 shares of common stock. The difference between $.04 per share price and the fair market value of the shares at the time of conversion was $4,399,975 and this amount was charged to non-cash interest. In the same agreement, a entity related to this third party investor received 20,000,000 shares of common stock for non-cash stock compensation for services. The Company recorded a $3,000,000 charge to non-cash compensation.

Provided in the November 30, 2004 agreement, the note holder, its management and associates will invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Provided in the November 30, 2004 agreement, a related party, its management and associates will invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

The parties described above advanced the $600,000 and agreed to convert these advances into common shares (see Note 8). In addition, the note holder advanced an additional $390,000 which bears interest at 15% per annum and is due on demand.

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

--

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $48,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2025 subject to certain limitations resulting from a change in control. The deferred tax asset of approximately $16,000,000 relating to the operating loss carry forward has been fully reserved at December 31, 2005. The principal difference between the operating loss for income tax purposes and book purposes results from non cash stock compensation and interest.

NOTE 8. STOCKHOLDERS’ (DEFICIT)

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

7.4.	This Section does not apply to issuance’s or sales of Share Equivalents:

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

Common Stock

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. The difference between the fair market value of the shares and the conversion price aggregating $1,104,675 had been charged to operations during the year. During the year ended December 31, 2004, the Company issued 6,523,496 of these common shares and reduced the stock subscription by $260,940.

During the year ended December 31, 2004, the Company recorded stock subscriptions for an aggregate of $14,426,250 for 96,175,000 shares of common stock. Of the $14,426,250, $3,000,000 for 20,000,000 shares of common stock is related to compensation and $6,000,000 for 40,000,000 shares of common stock are related to the conversion of debt and non-cash stock interest, described in Note 7. The remaining $5,426,250 for 36,175,000 shares of common stock relate to the conversion of the $30,000 note described in Note 4.

During the year ended December 31, 2005, the Company recorded stock subscriptions for an aggregate of $600,000 for 18,000,000 shares of common stock related to the conversion of $300,000 of notes payable and $300,000 of notes payable to an affiliate (see Note 5).

The Company has obligations to issue common shares at December 31, 2005, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	47,000,000	6,300,000
Services	20,600,000	3,036,000
Conversion of related
party debt	75,948,445	9,572,607

	156,083,686	$20,487,554

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2004 or 2005.

A summary of stock option and warrant activity is as follows:

	Number of shares	Weighted average exercise price
Balance at
December 31, 2003	1,081,250	$ 3.79
Granted	—
Exercised/Forfeited	(631,250)

Balance at
December 31, 2004	450,000	$ 3.79
Granted	—
Exercised/Forfeited	—

Balance at
December 31, 2005	450,000	$ 2.04

Exercisable at December 31, 2005	450,000

Weighted average remaining contractual life – 5 years
Weighted average fair value — $.40

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office from an officer of the Company at a rate of $2,500 per month pursuant to a lease expiring in October 2007. Future minimum lease payments are as follows:

2006: $30,000 2007: $25,000

Rent expense for the years ended December 31, 2005 and 2004 including the above lease was $76,697 and $53,482.

Employment and Consulting Contracts

Effective on December 1, 2004, the Company entered into a consulting agreement with a former officer for a monthly fee of $10,000. The agreement may be cancelled upon 30 days notice by either party.

Litigation

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint, and will vigorously defend this legal action. Additionally, the Company intends to pursue counterclaims against Mr. Tracy in connection with the Complaint

On September 10, 2004, the Company filed a Complaint in the United States District Court in the Southern District of New York against Michael Tracy (“Tracy”), Michael L. Glaser (“Glaser”), and William W. Becker (“Becker”), in case number 04CV7255. The Complaint sought an award for compensatory damages, an injunction against Tracy, Glaser and Becker for breach of fiduciary duty, costs and expenses for litigation (except fees and other disbursements) including reasonable attorney’s fees, and against Tracy for conversion, and such other and further relief as may be deemed just and proper.

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
Effect material share issuances to Nyssen LP and TowerGate Finance Limited; and
Adopt a stock option plan for the Company’s existing and new management.

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

Because the Company has a class of securities registered pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), the Company must comply with Exchange Act Section 14 disclosure requirements. The Company is required to file a Proxy Statement on Form 14A or an Information Statement on Schedule 14C and will be prohibited from taking the actions set forth in the Settlement Agreement until twenty days after the filing of the Proxy or of its Definitive Information Statement (see Note 10).

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

Valley Bank and Trust Co., (“Valley Bank”) located in Scottsbluff, Nebraska, filed a Financing Statement and Security Agreement with the Secretary of State of Nebraska listing Tracy Corporation II as a debtor in March 1998 and extended on December 1, 2002. The Company is unaware of any debt owed to Valley Bank and Valley Bank has not provided any evidence of indebtedness of the Company or Tracy Corporation II. The Company has requested that Valley Bank file a termination statement with the Nebraska Secretary of State.

Other

The Company has agreed to issue certain common shares to various related parties. As of December 31, 2005, the Company does not have sufficient authorized shares to affect these issuances.

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

Subsequent to December 31, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described in the Litigation section above. The application is currently pending.

NOTE 10. CONCENTRATIONS

During the year ended December 31, 2005, one customer accounted for approximately 46% of total revenue. At December 31, 2005, $150,000 (net of a reserve of $130,990) was due from this customer which was paid in April 2006,

NOTE 11. SUBSEQUENT EVENTS

During February 2006 the Company filed a preliminary Proxy Statement Form 14A to obtain shareholder approval of the actions described in Note 9, and has tentatively scheduled a shareholders meeting for May 1, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company’s management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s President (principal executive officer) and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

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

Name	Age	Position	Term of Office
William Becker	74	Chairman of the Board	Until resignation
		Chief Executive Officer	Or removal
		Chief Financial Officer

Gary Brown	54	Secretary and Treasurer	Until resignation
		And Director	Or removal

Michael Tracy	59	Former President	Resigned
		Former Chief Executive
		Officer, Former Acting
		Chief Financial Officer,
		Former Director

Michael L. Glaser	65	Former Secretary and	Resigned
		Director

William Becker has been our Chairman of the Board from March 30, 1999 to April 15, 2004 and since September 3, 2004. Mr. Becker was also a Director of the Company from April 15, 2004 to September 3, 2004. From March 1996 to June 1999 and then from September 1999 to present, Mr. Becker was the Chairman of the Board of: (a) the Becker Group of Companies, a investment and venture capital firm, based in Grand Cayman, and (b) TeleHub Communications, a research and development located in Gurnee, Illinois.

Gary Brown has been Secretary and Treasurer since September 16, 2004 and has been a Director since October 9, 2004. Mr. Brown is Executive Vice President of Global Sales of Global Sales Operations for Tekelec Inc., a manufacturer of next generation switching systems, STP, and communication applications worldwide. From December 2001 to October 2003, Mr. Brown served as Chief Operating Officer of Metro-Optics, also a manufacturer of telecommunications switching systems. Mr. Brown has more than 30 years experience in the telecommunications industry.

Michael Tracy was a Director from April 1999 until November 30, 2004. He held the positions of President and CEO from December 1999 to April 14, 2004 and from September 16, 2004 to November 30, 2004. He also held the position of Acting Chief Financial Officer in 2003 and from September 16, 2004 to November 30, 2004. From 1982 through July 31, 2005, Mr. Tracy has been President of Tracy Corporation II, dba Western Total Communications, a wholly-owned subsidiary of Telemetrix, and also dba Telemetrix Technologies, and the entity that holds a license issued by the Federal Communications Commission authorizing it to provide wireless personal communication services and paging services in Gering, Nebraska.

Michael L. Glaser was our Secretary and Director from April 1999 until April 14, 2004. Mr. Glaser has been an attorney with the law firm of Shughart Thomson & Kilroy, P.C. since January 2003. From January 1996 through December 2002, Mr. Glaser was a director and shareholder of the law firm of Lottner Rubin Fishman & Saul, P.C. located in Denver. Mr. Glaser received a BA from George Washington University in 1961 and a Juris Doctor Degree from George Washington University School of Law in 1965.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2005 and 2004, and 2003 respectively.

SUMMARY COMPENSATION CHART

	Annual Compensation			Long Term Compensation
Name & Position	Year	Salary $	Bonus $	Other $	Restricted Stock Awards	Options $	Payouts $	All Other Compensation
Michael J. Tracy*	2005	70,000	0	0	0	0	0	0
Former Chief Executive	2004	70,000	0	0	0	0	0	0
Officer	2003	300,000	0	0	0	0	0	0

Geoffrey Girdler**	2005	0	0	0	0	0	0	0
Former Chief Executive	2004	150,000	0	0	0	0	0	0
Officer

Richard Dineley***	2005	0	0	0	0	0	0	0
Former President	2004	200,000	0	0	0	0	0	0

o

*In 2005, Mr. Tracy received consulting fees of $10,000 per month until July 31, 2005. Fifty percent of this compensation was deferred and is currently due. From August 1, 2005 through December 31, 2005, Greenfly, LLC, a wholly owned LLC of Mr. Tracy received $24,000 per month as a services arrangement in which Greenfly supplied the employees that maintain our switch and radio access network. In October 2004 Mr. Tracy’s employment with the company ended. During 2003, Mr. Tracy, our Chief Executive Officer, agreed to accept a total of 2,729,942 shares of our common stock in lieu of his $300,000 salary. These shares were valued at prices ranging from $0.06 to $0.036. To date, none of these shares have been issued.

o	** Mr. Girdler’s position with the Company was through September 16, 2004.

o	*** Mr. Dineley’s position with the Company was from June 17, 2004

OPTION/SAR GRANTS 2005

Name and Principle Position	Number of Securities Underlying Options	% of Total Options Granted to Employees in 2005 (1)	Exercise Price	Expiration Date
Michael Tracy, Former (President,	0	0	Not Applicable	Not Applicable
Chief Executive Officer, Acting Chief
Financial Officer, Chief Accounting
Officer, Director)

William W. Becker Chairman of the Board	0	0	Not Applicable	Not Applicable

Michael L. Glaser Former Secretary and	0	0	Not Applicable	Not Applicable
Former Director

TOTAL	0	100%

     (1)    There were no Options/SAR Grants in 2005, the last completed fiscal year.

AGGREGATE OPTIONS/SAR EXERCISES IN 2005 AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Michael Tracy,	Not Applicable	Not Applicable	150,000 / 0	Not Applicable
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

Board Compensation

Mr. Becker and Mr. Brown did not receive any compensation for services as members of the Board of Directors in 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership as of December 31, 2005: (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Other than the November 30, 2004 Agreement discussed in Note 7 of the Audited Financial Statements, there are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Beneficial Owners:

Title of Class	Name & Address	Amount		Nature	Percentage
Common	William W. Becker Chairman of	6,273,763	(1)	Direct	25.10%
	the Board and Acting CEO Park			And In-direct
	Lane West Bay Road Georgetown,
	Grand Cayman British West
	Indies

Common	Gary R. Brown	2,000	(2)	Direct	< 1%
	Director, Secretary and
	Treasurer
	211 Long Canyon Ct.
	Richardson, TX

Common	Michael J. Tracy Former Chief	11,409,000	(3)	Direct And	45.64%
	Executive Officer and Director			Indirect
	721 East 38th Street
	Scottsbluff, Nebraska 69361

Common	Vintage Investments Ltd. P.O	1,725,000	(4)	Direct	6.90%
	box 1787, One Capital Place
	Second Floor, Georgetown,
	Grand Cayman Island, B.W.I.

Common	Michael L. Glaser Former	1,432,554	(5)	Direct	5.73%
	Secretary and Director
	2324 S. Jackson
	Denver, Colorado 80210

Total		20,842,317			83.37%

(1)

William W. Becker’s beneficial ownership of 6,273,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson) ;(ii) 500,000 shares owned by Wyse Investments, Ltd., a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson).

(2)	Gary R. Brown owns 2,000 shares of our stock individually

(3)	Michael J. Tracy owns 4,885,504 shares personally and 6,523,496 shares in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.

(4)	Vintage Investments Ltd. and owns the shares directly. Marguerite Laura Becker, the former wife of William W. Becker, is the beneficial owner of Vintage Investments Ltd.

(5)

Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker Chairman of the	6,273,763 (1)	Direct	25.10%
	Board, Acting CEO Park Lane West		And Indirect
	Bay Road Georgetown, Grand Cayman
	British West Indies

Common	Gary R. Brown	2,000 (2)	Direct	< 1.0%
	Director, Secretary and Treasurer
	211 Long Canyon Ct. Richardson, TX

Total		6,273,763		25.10%

(1)

William W. Becker’s beneficial ownership of 6,273,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 2,000,000 shares held in the name of the following entities located at c/o The Harbour Trust Co. Ltd, One Capital Place, P.O. Box 1787, Cayman Islands, British West Indies, in which William W. Becker has voting over such shares: (i) 750,000 shares owned by Adara Investment, Ltd. A trust that is maintained for the benefit of one of William Becker’s (son/grandson);(ii)500,000 shares owned by Wyse Investments, Ltd./ a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); (iii) 750,000 shares owned by Ionian Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s (son/grandson).

(2)	Gary R. Brown owns 2,000 shares of our stock individually

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our wholly owned subsidiary, Tracy Corporation II, leases 4,800 square feet of office space at our executive offices, 1225 Sage Street in Gering, Nebraska from our Former Chief Executive Officer, Michael Tracy, for a monthly lease payment of $1,860 plus building expenses. The total payment is expected to be $2,500 per month. Michael Tracy owns the building where our offices are located.

We have an office in Longmont, Colorado, in the office of Becker Capital Management, located at 7105 La Vista Place, Longmont, Colorado. This office is used for accounting and general and administrative functions and is $600 per month on a month-to-month basis plus expenses. The Company paid Becker Capital Management $15,636 for reimbursement of expenses at Becker Capital Management’s offices.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K.

(a) Exhibits

Exhibit
Number                                           Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Audit Fees

The aggregate fees billed and estimated unbilled for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements Included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $35,000.

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $35,000.

Other fees:

Audit-Related Fees
None.

Tax Fees
$4,500.00

All Other Fees
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.
By /s/ William Becker	April 30, 2006
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ William Becker	April 30, 2006
William Becker, Chairman
By /s/ Gary Brown
Gary Brown, Director	April 30, 2006