Form 10KSB/A
period 2005-12-31
TELEMETRIX INC
filed 2006-05-12
CIK 742814

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

Our revenues are dependent upon the following factors:

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

(2)	Gary R. Brown owns 2,000 shares of our stock individually.

(3)	Michael J. Tracy owns 4,885,504 shares personally and 6,523,496 shares in the name of Tracy Broadcasting Corporation, a wholly owned corporation of Michael Tracy.
(4)	Vintage Investments Ltd. and owns the shares directly. Marguerite Laura Becker, the former wife of William W. Becker, is the beneficial owner of Vintage Investments Ltd.
(5)

Michael L. Glaser’s ownership of 1,432,554 shares of our common stock is composed of: (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 603,521 shares in the name of Michael L. Glaser IRA Rollover.

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker Chairman of the	6,273,763 (1)	Direct	25.10%
	Board, Acting CEO Park Lane West		And Indirect
	Bay Road Georgetown, Grand Cayman
	British West Indies

Common	Gary R. Brown	2,000 (2)	Direct	< 1.0%
	Director, Secretary and Treasurer
	211 Long Canyon Ct. Richardson, TX

Common	As a Group	6,275,763	Direct	25.10%
			And Indirect

Total		6,275,763		25.10%

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