Form 10QSB
period 2006-03-31
TELEMETRIX INC
filed 2006-06-20
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7105 La Vista Place, Suite 100, Longmont, Colorado 80503
(Address of principal executive offices)

303-652-3279
(Issuer’s telephone number)

________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  [   ]    No  [X]

Indicate by check mark whether the registrant is a small company (as defined in Rule 12b-2 of the Exchange Act).      Yes  [X]    No  [   ]

APPLIABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  [   ]    No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of June 15, 2006.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC.
INDEX

	PART I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of March 31, 2006 (unaudited)	3
	Consolidated Statement of Operations for the
	Three Months Ended March 31, 2006 and 2005 (unaudited)	4
	Consolidated Statement of Cash Flows for the
	Three Months Ended March 31, 2006 and 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis or
	Plan of Operations	13
Item 3	Control and Procedures	19
	PART II - OTHER INFORMATION
Item 1	Legal Proceedings	20
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Securities Holders	20
Item 5	Other Information	20
Item 6	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

PART I — FINANCIAL INFORMATION

Item  1.    Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

Assets
Current assets:
Accounts receivable, net	$ 280,680

Total current assets	280,680

Property and equipment, net	707,374

Other assets:
Licenses	50,780

Total Assets	$ 1,038,834

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,760,600
Accrued expenses	682,861
Accounts payable and accrued expenses - affiliates	8,170
Convertible debentures	1,200,000
Notes payable - affiliates	1,029,875
Notes payable	540,000
Accrued Interest-related party	104,464
Accrued Interest	36,460
Current portion of long-term debt	284,866

Total current liabilities	5,647,296

Unissuable common stock - 156,083,686 shares	20,487,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued or outstanding	--
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	--
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(77,286,753)

Total stockholders’ (deficit)	(25,096,016)

Total liabilities and stockholders’ (deficit)	$ 1,038,834

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Pager	$ 16,629	$ 39,678
Network services	72,062	3,371
Other	71,151	47,200

Total revenue	159,843	90,249

Cost of revenue	118,760	46,029

Gross margin	41,083	44,220

Operating expenses:
Selling, general and administrative expenses	358,688	252,476

Total operating expenses	358,688	252,476

(Loss) from operations	(317,605)	(208,256)

Other (income) expense:
Interest expense	129,156	41,452

Total other (income) expense	129,156	41,452

Net (loss)	$ (446,761)	$ (249,708)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	24,999,682

Net (loss) per share	$ (0.02)	$ (0.01)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net cash (used in) operating activities	$(346,137)	$(298,758)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	--	--

Cash flows from financing activities:
Advances from affiliates	249,000	199,000
Proceeds from debt	150,000	200,000
Payments on long-term debt and notes	(52,978)	(46,975)

Net cash provided by financing activities	346,022	352,025

Net increase (decrease) in cash	(115)	53,267
Beginning - cash balance	115	11,646

Ending - cash balance	$ --	$ 64,913

Supplemental cash flow information:
Cash paid for income taxes	$ --	$ --

Cash paid for interest	$ 18,308	$ 18,727

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2005, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

Provided in the November 30, 2004 agreement, the note holder, its management and associates were to invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Provided in the November 30, 2004 agreement, a related party, its management and associates were to invest an additional $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

The parties described above advanced the $600,000 and agreed to convert these advances into common shares. In addition, the note holder advanced an additional $540,000, including $150,000 during the three months ended March 31, 2006, which bears interest at 15% per annum and is due on demand.

(6)      Notes payable – related parties

The Company has outstanding notes payable to affiliates in the principal amount of $1,205,000 at March 31, 2006. During the three months ended March 31, 2006, the affiliates advanced $249,000. Of the total notes payable, $467,000 is convertible into common shares of the Company at $.02 per share.

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

Convertible debt - interest at 10% per annum, due on December 31, 2006	$ 467,000
Demand Notes - interest at 15% per annum, due on demand	738,000

1,205,000
Debt discount, less amortization of $316,875	(175,125)

$ 1,029,875

(7)      Common Stock

The Company has obligations to issue common shares at March 31, 2006, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

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

(8)      Commitments and Contingencies

The Company entered into a services agreement with a former officer during 2005, to provide network operations for the Company for $24,000 per month. Termination of the agreement by either party requires 60 days notice. On March 26, 2006, the Company gave 60 day notice to terminate this agreement.

The Company entered into a office lease agreement with a former officer for a monthly fee of $1,860 per month plus common area charges. The lease expires October 31, 2006.

The Company has agreed to issue certain common shares to various related parties. As of March 31, 2006, the Company does not have sufficient authorized shares to affect these issuances (see Note 5, 6 and 7).

(9)      Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2006, the Company incurred a net loss of $446,761. In addition, the Company has an accumulated deficit of $77,286,753 and working capital and stockholders’ deficits of $5,366,616 and $25,096,016 at March 31, 2006.

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

(10)      Litigation and Contingencies

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint and has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company `s Counterclaims .The Company intends to vigorously defend the Complaint and prosecute the Counterclaims against Mr. Tracy.

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

Other

The Company has agreed to issue certain common shares to various related parties. As of March 31, 2006 the Company does not have sufficient authorized shares to affect these issuances.

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

(11)      Subsequent Events

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This Hosting Agreement will allow for compliance with Federal Communications Commission and Department of Justice requirements for wireless carriers. The transition from the switch in Gering, Nebraska to Texas will take place in June 2006.

On April 26, 2006, the Company gave notice to its paging customers that it would be discontinuing providing pager services effective June 9, 2006. The Company is working with another local paging company to transition its paging customers.

As of March 31, 2006, the note holder described in Note 5 advanced the Company $840,000 and through June 7, 2006, the Company borrowed an additional $173,259. The note holder agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock. The advances in excess of $300,000 bear interest at 15% and are due on demand.

As of March 31, 2006, the related party described in Note 6 advanced the company $1,038,000 and through June 7, 2006, the Company borrowed an additional $830,000. The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock. The advances in excess of $300,000 bear interest at 15% and are due on demand.

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

During the three-month period ending March 31, 2006, our total revenues of $159,843 were derived from the following:

o	$16,629 from our pager related services; and
o	$76,062 from our network services; and
o	$71,151 from other revenue

We believe that during the year 2006 pager related revenues will continue to decline as the overall North American pager market continues the revenue decline it has experienced over the past several years. This overall decline can be attributed to the increasing usage of other wireless technologies.

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

Capital Expenditures and Requirements
During 2005, we did not commit to any significant capital expenditures. If we obtain adequate funding, we expect to make the following significant capital expenditures during 2006: $550,000 for a media gateway and $250,000 for new base station equipment.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues. Revenues for the three months ended March 31, 2006 increased by $69,594 or 77.1% to $159,843 from $90,249 for the three months ended March 31, 2005. The increase in revenue is primarily attributable to an increase in network services to $72,062 in the three months ended March 31, 2006, from $3,371 for the comparable period in 2005. The increase is primarily due to renegotiated switch sharing services provided to Wilkes Cellular. Other revenue increased 50.7% to $71,151 from $47,200 due to increased volumes of our customers in short message reselling.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues increased by 158.0% or $72,731 to $118,760 for the three months ended March 31, 2006 from $46,029 for the comparable 2005 period, representing 74.3% and 51.0% of the total revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in the cost of revenues is attributable to high cost service providers related to our network services revenue category which consists of service agreements for signaling, billing and clearing functions. The percentage increase of cost of revenues to total revenues is due to certain fixed costs associated with short message processing.

Operating Income/(Losses). Operating income for the three months ended March 31, 2006 reflected a loss of ($317,605) compared to an operating loss of ($208,256) during the comparable 2005 period. On a year over year basis for the first quarter, our operating losses increased by 52.5% or $109,349. The increase in operating loss was primarily due to increased cost of revenue and increased general and administrative expenses.

Selling, General and Administrative Expense. General and administrative expense increased by $106,212 or 42.7% to $358,688 for the three month period ended March 31, 2006, from $252,476 for the three-month period ended March 31, 2005. The increase in our general and administrative expenses is primarily attributable to increased costs in the accounting and legal services area relating to the 14A Application filed with the Securities and Exchange Commission in the first quarter of 2006.

Interest Expense. Interest expense for the three-month period ended March 31, 2006 increased by $87,704 or 211.6% to $129,156 as compared to $41,452 for the three-month period ended March 31, 2005. The increase in interest expense is due to related party advances and third party loans that carry interest rates of 10% to 15% as compared to lower balances of advances and loans in 2005.

Net Loss. Net loss for the three-month period ended March 31, 2006 increased by 78.9% or $197,053 to ($446,761) from ($249,708) for the three months ended March 31, 2005. Net loss per share increased to $(0.02) for the three months ended March 31, 2006, as compared to ($0.01) for the three months ended March 31, 2005.

Balance Sheet

Current Assets. Current Assets amounted to $280,680 as of March 31, 2006 representing an increase of $65,000 or 30.1% from Current Assets of $215,680 as of December 31, 2005. The increase is due to increased Accounts Receivable.

Current Liabilities. As of March 31, 2006, Current Liabilities are $5,647,296 representing an increase of $592,592 or 11.7%, from Current Liabilities of $5,054,704 as of December 31, 2005. Decreases in Accounts Payable and increases in convertible debt and notes payable to related parties account for the majority of the change from year-end 2005.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending March 31, 2006 was ($346,137) compared with ($298,758) for the same period in 2005. This change can be primarily explained by the increased net loss in the first quarter of 2006 versus the first quarter in 2005.

Cash used in investing activities for the periods ended March 31, 2006 and March 31, 2005 was $0.

Cash provided by financing activities was for the period ended March 31, 2006 was $346,022 as compared to $352,025 for the period ended March 31, 2005. The cash provided in both periods is from the proceeds of convertible notes and advances from affiliates reduced by the payments on long-term debt.

Cash at March 31, 2006 amounted to $0 from $115 at December 31, 2005. Cash at May 31, 2006 amounted to $0. The advances from related parties and third party loans are advanced to the company as needed.

Although we plan to make material purchases of capital equipment during the second quarter of 2006, we do not currently have material commitments for capital expenditures beyond June 2006. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2006; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of March 31, 2006, we had an accumulated deficit of $77,286,753 and working capital and stockholders’ deficits of $5,366,616 and $25,096,016 respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $465,000 over the next six (6) months, in the following areas:

o	Salaries and labor = $225,000
o	Network operating costs = $150,000
o	G&A (exclusive of salaries) = $90,000

Our current cash of $0 as of March 31, 2006 as well as our cash of $0 as of May 31, 2006 will satisfy our cash requirements for less than a day.

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

To date, we have funded our activities principally from loans from related parties and loans from third party lenders.

Contractual Obligations and Commercial Commitments
We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

Item  3.    Controls and Procedures
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1.    Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scotts Bluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint. The Company has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company’s Counterclaims. The Company intends to vigorously defend the Complaint and prosecute the Counterclaims against Mr. Tracy.

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
The Company has filed a 14A Preliminary Proxy Statement Application with the SEC on April 27, 2006. The Company intends to have a shareholder meeting in the third quarter of 2006.

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

June 15, 2006

Telemetrix Inc.

By:       /s/ William Becker
          William Becker
          Chief Executive Officer (Principal Executive Officer)