Form 10QSB
period 2006-06-30
TELEMETRIX INC
filed 2006-09-13
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,999,682 shares of common stock outstanding as of September 1, 2006.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC.
INDEX

PART I - FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets
Current assets:
Accounts receivable, net	$ 31,073

Total current assets	31,073

Property and equipment, net	1,439,866

Other assets:
Licenses	27,709

Total Assets	$ 1,498,648

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable	$ 1,514,066
Accrued expenses	657,653
Convertible debentures	1,200,000
Notes payable - affiliates	2,062,250
Notes payable	768,644
Accrued Interest-related party	165,018
Accrued Interest	62,548
Current portion of long-term debt	230,964

Total current liabilities	6,661,143

Unissuable common stock - 156,083,686 shares	20,487,554

Stockholders’ (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized
none issued or outstanding	--
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	--
Common stock, $.001 par value,
25,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	52,165,737
Accumulated (deficit)	(77,840,786)

Total stockholders’ (deficit)	(25,650,049)

Total liabilities and stockholders’ (deficit)	$ 1,498,648

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Threeand Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended	Six Months Ended
	2006	2005	2006	2005
Revenue:
Pager	$ 10,062	$ 3,494	$ 26,691	$ 43,172
Network services	50,515	19,129	122,577	22,500
Other	57,572	68,935	128,723	116,135

Total revenue	118,149	91,558	277,991	181,807

Cost of revenue	94,061	70,857	212,821	116,886

Gross margin	24,088	20,701	65,170	64,921

Operating expenses:
Selling, general and administrative expenses	561,641	186,597	920,329	439,073

Total operating expenses	561,641	186,597	920,329	439,073

(Loss) from operations	(537,553)	(165,896)	(855,159)	(374,152)

Other (income) expense:
Gain on the settlement of debt	(151,608)	(6,500)	(151,608)	(6,500)
Bad debts	(40,284)	—	(40,284)	—
Interest expense	208,371	46,886	337,527	88,338

Total other (income) expense	16,479	40,386	145,635	81,838

Net (loss)	$ (554,032)	$ (206,282)	$(1,000,794)	$ (455,990)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	24,999,682	24,999,682	24,999,682

Net (loss) per share	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.02)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in) operating activities	$ (690,571)	$(587,630)

Cash flows from investing activities:
Purchase of property and equipment	(748,923)	—

Net cash (used in) investing activities	(748,923)	—

Cash flows from financing activities:
Advances from affiliates	1,223,000	600,000
Increase in notes-affiliates	—	74,000
Increase in notes-lenders	323,259	—
Payments on long-term debt and notes	(106,880)	(97,281)

Net cash provided by financing activities	1,439,379	576,719

Net (decrease) in cash	(115)	(10,911)

Beginning - cash balance	115	11,646

Ending - cash balance	$ —	$ 735

Supplemental cash flow information:
Cash paid for income taxes	$ —	$ —

Cash paid for interest	$ 33,178	$ 30,873

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

(4)      Property and Equipment

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This Hosting Agreement will allow for compliance with Federal Communications Commission and Department of Justice requirements for wireless carriers. The transition from the switch in Gering, Nebraska to Pario took place in August 2006. The Company has granted a security interest in this equipment to the related party described in Note 5 and Note 6 below.

On April 26, 2006, the Company gave notice to its paging customers that it would be discontinuing providing pager services effective June 9, 2006. The Company transitioned its paging customers to a competing local paging company during the month of June 2006. On June 30, 2006, the Company wrote off $432,291 of fully depreciated paging equipment and $66,920 of fully depreciated mobile phone equipment due to the discontinuation of this service.

The Company has pledged substantially all property and equipment as collateral on the notes described in Note 5.

(5)      Convertible Debentures

During October 2003 the Company entered into a funding agreement with Nyssen LP (“Nyssen”)whereby the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to this funding agreement. Pursuant to an amended agreement dated November 30, 2004, Nyssen agreed to convert the $1,600,025 into common shares at $.04 per share receiving subscriptions for 40,000,000 shares of common stock. The difference between $.04 per share price and the fair market value of the shares at the time of conversion was $4,399,975 and this amount was charged to non-cash interest. In the same agreement, an entity related to Nyssen received subscriptions for 20,000,000 shares of common stock for non-cash stock compensation for services. The Company recorded a $3,000,000 charge to non-cash compensation.

Provided in the November 30, 2004 agreement, Nyssen was to invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Nyssen advanced the $300,000 and received subscriptions for 7,000,000 shares of common stock. Nyssen has advanced an additional $713,259 in the form of demand notes as of June 30, 2006, including $323,259 during the six months ended June 30, 2006. The advances bear interest at 15% per annum and are due on demand.

Also provided in the November 30, 2004 agreement, a related party, Becker Capital Management (“Becker”), its management and associates were to invest $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

Becker advanced the $300,000 and received subscriptions for 11,000,000 shares of common stock. Becker advanced an additional $1,712,000 in the form of demand notes as of June 30, 2006, including $1,223,000 during the six months ended June 30, 2006. The demand notes bear interest at 15% per annum and are due on demand.

Pursuant to this same November 30, 2004 agreement, a related party, Tracy Broadcasting Corporation, was issued a convertible promissory note for $467,000 loaned to the company. The note matures on December 31, 2006, bears interest at 10% per annum and has a conversion feature at $0.02 per share.

(6)      Notes payable – related parties

The Company has outstanding notes payable to affiliates in the principal amount of $2,179,000 at June 30, 2006. Of the total notes payable, $467,000 is convertible into common shares of the Company at $.02 per share. The other $1,712,000 of notes payable are demand notes bearing interest at 15%.

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

Convertible debt - Matures 12/31/06 Interest at 10% per annum	$ 467,000
Demand Notes - interest at 15% per annum, due on demand	1,712,000

2,179,000
Debt discount, less amortization of $375,250	(116,750)

$ 2,062,250

(7)      Common Stock

The Company has obligations to issue common shares at June 30, 2006, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

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

(8)      Commitments and Contingencies

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This agreement calls for monthly re-occurring fee of $8,500 for hardware and software TAC, upgrade support and emergency support services as well as a per transaction charge for both SMS and voice traffic. The transition from the switch in Gering, Nebraska to Pario took place in August 2006.

The Company entered into a services agreement with a former officer during 2005, to provide network operations for the Company for $24,000 per month. Termination of the agreement by either party requires 60 days notice. The agreement was terminated on May 26, 2006. The Company entered into a new services agreement with this former officer to provide network services on an as needed basis for $100 per hour.

The Company entered into an office lease agreement with a former officer for a monthly fee of $1,860 per month plus common area charges. The lease expires October 31, 2006.

The Company has agreed to issue certain common shares to various related parties. As of June 30, 2006, the Company does not have sufficient authorized shares to affect these issuances (see Note 5, 6 and 7).

(9)      Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the six months ended June 30, 2006, the Company incurred a net loss of $1,000,794. In addition, the Company has an accumulated deficit of $77,840,786 and working capital and stockholders’ deficits of $6,630,070 and $25,650,049 at June 30, 2006.

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

(10)      Litigation and Contingencies

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint and has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company Counterclaims. The Company intends to vigorously defend the Complaint and the Counterclaims against Mr. Tracy.

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

Other

The Company has agreed to issue certain common shares to various related parties. As of June 30, 2006 the Company does not have sufficient authorized shares to affect these issuances.

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

Subsequent to December 31, 2004, the Company made application with the FCC for approval of the shares to be issued to Becker, Nyssen, TowerGate and Becker Capital Management LLC per the settlement agreement described in the Litigation section above. The application was approved on August 10, 2006.

(11)      Subsequent Events

During August 2006, the Company discontinued providing switch sharing services to Wilkes Cellular in contemplation of converting its switching operations from Gering, Nebraska to Dallas, Texas.

As of June 30, 2006, the note holder described in Note 5 advanced the Company $1,013,259. The note holder agreed to convert $300,000 of these advances into 7,000,000 shares of the Company’s common stock. The advances in excess of $300,000 bear interest at 15% and are due on demand.

As of June 30, 2006, the related party described in Note 6 advanced the Company $1,712,000 and through August 27, 2006, the Company borrowed an additional $295,000. The related party agreed to convert $300,000 of these advances into 11,000,000 shares of the Company’s common stock. The advances in excess of $300,000 bear interest at 15% and are due on demand.

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $5 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners, wireless network companies, and our switch hosting provider, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

We also provide professional, back office, and switch sharing services to medium and smaller size wireless carriers through our Network Services Division. In June 2006 we discontinued providing one way wire communication (paging) services.

Divisions
We operate the following divisions:

o

Telemetry — Our Telemetry Division offers wholesale and retail messaging services. For businesses and end users, we provide cellular roaming services. For wholesale customers, we provide short messaging services (SMS). Wholesale SMS are sold through agreements with agents and resellers that purchase our telemetry and data services at wholesale and then resell such services at retail rates.

o

Pager Services — Our Paging Division offers wholesale and retail messaging services. For businesses and end users, we provide regional paging services. We discontinued providing Pager Services in June 2006.

o

Network Services — Our Network Services Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services. The Company will discontinue providing Network Services to Wilkes Cellular in August 2006.

Type of Customers
Except for consumer Pager Services contracts, all of our customers are commercial customers. We have three major types of commercial customers:

o

Resellers — Our resellers resell our short message services, which are often resold in combination with a specific device that the reseller offers as a part of an integrated hardware/communication service package;

o	Wholesale Users — We have wholesale users, such as hardware and software developers that use our short message services for testing and development of hardware and messaging solution services; and
o	Wireless Carriers — Wireless carriers purchase our services, such as switch sharing or other service enhancements.

Revenues
Our revenues consist of the following:

o	Pager — Pager revenue is derived from monthly paging service contracts with businesses and end consumers. Pager services were discontinued during June 2006.
o

Network Services – Network Services revenue is produced by our Network Services Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska. We will discontinue providing Network services in August 2006; and

o

Other — Other revenue is derived from the rental of our towers, cellular roaming revenue, and telemetry revenue that results from wholesale contracts with resellers of network access and short message services.

During the three month period ending June 30, 2006, our total revenues of $118,149 were derived from the following:

o	$10,062 from our pager related services; and
o	$50,515 from our network services; and
o	$57,572 from other revenue.

During  the six month period ending June 30, 2006, our total revenues of $277,991 were derived from the following:

o	$ 26,691 from our pager related services; and
o	$122,577 from our network services; and
o	$128,723 from other revenue

We believe that during the year 2006 pager related revenues will continue to decline as the overall North American pager market continues the revenue decline it has experienced over the past several years. We discontinued providing paging services in June 2006. We will discontinue providing network services in August 2006.

We will attempt to expand our revenues by marketing our Telemetry Division’s short message service network data access.

Our revenues are dependent upon the following factors:

o

Our ability to secure additional agreements for wholesale reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;

o

Our ability to hire and maintain qualified engineering and Information Technology staff that will be able to install and maintain and support the equipment and software necessary for our Telemetry Division services.

o	Demand for our services;
o	Individual economic conditions in our markets; and
o	Our general ability to market our services.

Capital Expenditures and Requirements
During 2005, we did not commit to any significant capital expenditures. If we obtain adequate funding, we expect to make the following significant capital expenditures during 2006: $900,000 for a media gateway and $250,000 for new base station equipment.

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

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues. Revenues for the three months ended June 30, 2006 increased by $26,591 or 29.0% to $118,149 from $91,558 for the three months ended June 30, 2005. The increase in revenue is primarily attributable to an increase in network services to $50,515 in the three months ended June 30, 2006, from $19,129 for the comparable period in 2005. The increase is primarily due to renegotiated switch sharing services provided to Wilkes Cellular. Other revenue decreased 16.5% to $57,572 from $68,935 due to decreased volumes of our customers in short message reselling.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues increased by 32.7% or $23,204 to $94,061 for the three months ended June 30, 2006 from $70,857 for the comparable 2005 period, representing 79.6% and 77.4% of the total revenues for the three months ended June 30, 2006 and 2005, respectively. The increase in the cost of revenues is attributable to increased revenues.

Operating Income/(Losses). Operating income for the three months ended June 30, 2006 reflected a loss of ($537,553) compared to an operating loss of ($165,896) during the comparable 2005 period. On a year over year basis for the second quarter, our operating losses increased by 224.0% or $371,657. The increase in operating loss was primarily due to increased cost of revenue and increased general and administrative expenses.

Selling, General and Administrative Expense. General and administrative expense increased by $375,044 or 201.0% to $561,641 for the three month period ended June 30, 2006, from $186,597 for the three-month period ended June 30, 2005. The increase in our general and administrative expenses is primarily attributable to increased costs in the accounting and legal services area relating to the 14A Application filed with the Securities and Exchange Commission in the first and second quarters of 2006.

Gain on the settlement of debt. Gain on the settlement of debt increased $145,108 to $151,608 for the three month period ended June 30, 2006 from $6,500 for the same period in 2005. Gain on the settlement of debt is related to two vendor lawsuits that were settled in the second quarter 2006 versus one lawsuit settled in second quarter of 2005.

Bad Debt Recovery. Bad debt recovery was $40,284 for the three month period ended June 30, 2006 as compared with $0 for the same period in 2005. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense. Interest expense for the three-month period ended June 30, 2006 increased by $161,485 or 566.6% to $208,371 as compared to $46,886 for the three-month period ended June 30, 2005. The increase in interest expense is due to related party advances and third party loans that carry interest rates of 10% to 15% as compared to lower balances of advances and loans in 2005.

Net Loss. Net loss for the three-month period ended June 30, 2006 increased by 168.6% or $347,750 to ($554,032) from ($206,282) for the three months ended June 30, 2005. Net loss per share increased to $(0.02) for the three months ended June 30, 2006, as compared to ($0.01) for the three months ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues. Revenues for the six months ended June 30, 2006 increased by $96,184 or 52.9% to $277,991 from $181,807 for the six months ended June 30, 2005. The increase in revenue is primarily attributable to an increase in network services to $122,577 in the six months ended June 30, 2006, from $22,500 for the comparable period in 2005. The increase is primarily due to renegotiated switch sharing services provided to Wilkes Cellular. Pager revenue decreased 38.2% to $26,691 from $43,172 due to customer notification of the company’s intention to discontinue providing the service in June 2006.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues increased by 95,935 or 82.1% to $212,821 for the six months ended June 30, 2006 from $116,886 for the comparable 2005 period, representing 76.6% and 64.3% of the total revenues for the six months ended June 30, 2006 and 2005, respectively. The increase in the cost of revenues is attributable to increased revenues.

Operating Income/(Losses). Operating income for the six months ended June 30, 2006 reflected a loss of ($855,159) compared to an operating loss of ($374,152) during the comparable 2005 period. On a year over year basis for the first and second quarters, our operating losses increased by 128.6% or $481,008. The increase in operating loss was due to increased costs in the accounting and legal services area relating to the 14A Application filed with the Securities and Exchange Commission in the first and second quarters of 2006 and for increased costs due to relocation of our switching operations from Gering, Nebraska to Dallas, Texas.

Selling, General and Administrative Expense. General and administrative expense increased by $481,256 or 109.6% to $920,329 for the six month period ended June 30, 2006, from $439,073 for the six month period ended June 30, 2005. The increase in our general and administrative expenses is primarily attributable to increased costs in the accounting and legal services area relating to the 14A Application filed with the Securities and Exchange Commission in the first and second quarters of 2006 increased costs due to relocation of our switching operations from Gering, Nebraska to Dallas, Texas.

Gain on the settlement of debt. Gain on the settlement of debt increased $145,108 to $151,608 for the six month period ended June 30, 2006 from $6,500 for the same period in 2005. Gain on the settlement of debt is related to two vendor lawsuits that were settled in the second quarter 2006 versus one lawsuit settled in second quarter of 2005.

Bad Debt Recovery. Bad debt recovery was $40,284 for the six month period ended June 30, 2006 as compared with $0 for the same period in 2005. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense. Interest expense for the six month period ended June 30, 2006 increased by $249,188 or 437.1% to $337,527 as compared to $88,338 for the six month period ended June 30, 2005. The increase in interest expense is due to increased related party advances and third party loans that carry interest rates of 10% to 15% as compared to lower balances of advances and loans in 2005.

Net Loss. Net loss for the six month period ended June 30, 2006 increased by 119.5% or $544,804 to ($1,000,794) from ($455,990) for the six months ended June 30, 2005. Net loss per share increased to $(0.04) for the six months ended June 30, 2006, as compared to ($0.02) for the six months ended June 30, 2005.

Balance Sheet

Current Assets. Current Assets amounted to $31,073 as of June 30, 2006 representing a decrease of $184,607 or 85.6% from Current Assets of $215,680 as of December 31, 2005. The decrease is due to decreased Accounts Receivable.

Current Liabilities. As of June 30, 2006, Current Liabilities are $6,661,143 representing an increase of $1,606,438 or 31.8%, from Current Liabilities of $5,054,704 as of December 31, 2005. Decreases in Accounts Payable and increases in demand notes payable to related parties account for the majority of the change from year-end 2005.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending June 30, 2006 was ($690,571) compared with ($587,630) for the same period in 2005. This change can be primarily explained by the increased net loss in the first two quarters of 2006 versus the same period in 2005.

Cash used in investing activities for the periods ended June 30, 2006 was $748,923 compared to $0 for the same period in 2005. The increase in cash used in investing activities is due to the purchase of telecommunication equipment.

Cash provided by financing activities was for the period ended June 30, 2006 was $1,439,379 as compared to $576,719 for the period ended June 30, 2005. The cash provided in both periods is from the proceeds of convertible notes and advances from affiliates reduced by the payments on long-term debt.

Cash at June 30, 2006 amounted to $0 from $115 at December 31, 2005. Cash at August 31, 2006 amounted to $0. The advances from related parties and third party loans are advanced to the company as needed.

At June 30, 2006, we have material commitments for capital expenditures of $109,000. Additionally, we have material commitments of $114,213 for the final payments of our FCC C Block license. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2006; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of June 30, 2006, we had an accumulated deficit of $77,840,786 and working capital and stockholders’ deficits of $6,630,069 and $25,650,049 respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $540,000 over the next six (6) months, in the following areas:

o	Salaries and labor = $300,000
o	Network operating costs = $150,000
o	G&A (exclusive of salaries) = $90,000

Our current cash of $0 as of June 30, 2006 as well as our cash of $0 as of August 31, 2006 will satisfy our cash requirements for less than a day.

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

Contractual Obligations and Commercial Commitments

We have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business. On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This three year agreement requires a monthly payment of $8,500 per month for services to operate and maintain our radio access network in Nebraska. Additionally, the company signed a three year agreement on office space in Scottsbluff, Nebraska to host our media gateway equipment. This lease requires a monthly payment of $805.00.

Item  3.    Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There has not been any change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1.    Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scotts Bluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint. The Company has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company‘s Counterclaims .The Company intends to vigorously defend the Complaint and the Counterclaims against Mr. Tracy.

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
The Company has filed a 14A Preliminary Proxy Statement with the SEC on April 27, 2006 with further revisions on June 23, 2006 and August 14, 2006. The Company intends to have a shareholder meeting in the fourth quarter of 2006.

Item  5.    Other Information
None

Item  6.    Exhibits and Reports on Form 8-K

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports in Form 8-K
(b)     8-K, Item 8.01, Other Events. The Federal Communications Commission has granted Telemetrix Inc’s Petition for Declaratory Ruling that foreign ownership in excess of 25% will serve the public interest filed on August 10, 2006.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 6, 2006

Telemetrix Inc.

By:       /s/ William Becker
          William Becker
          Chief Executive Officer (Principal Executive Officer)