Form 10QSB
period 2006-09-30
TELEMETRIX INC
filed 2006-11-09
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There are 24,999,682 shares of common stock outstanding as of September 10, 2006.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC.
INDEX

PART I - FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Assets

Current assets:
Cash	$ 26,395
Accounts receivable, net	46,918

Total current assets	73,313

Property and equipment, net	861,507

Other assets:
Licenses	4,637

Total assets	$ 939,457

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$ 1,425,173
Accrued expenses	792,259
Convertible debentures	1,200,000
Notes payable - affiliates	2,790,625
Notes payable	713,259
Accrued interest-related party	254,205
Accrued interest	90,052
Current portion of long-term debt	14,202

Total current liabilities	7,279,775

Stockholders' (deficit):
Preferred stock, $.001 par value, 24,750,000 shares authorized
none issued or outstanding	—
Preferred stock, series D, $.001 par value, Convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	—
Common stock, $.001 par value,
750,000,000 shares authorized,
24,999,682 shares issued and outstanding	25,000
Paid in capital	72,653,290
Accumulated (deficit)	(79,018,608)

Total stockholders' (deficit)	(6,340,318)

Total liabilities and stockholder's (deficit)	$ 939,457

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended	Nine Months Ended
	2006	2005	2006	2005
Revenue:
Pager	$ 390	$ 20,005	$ 27,081	$ 63,177
Network services	—	—	122,577	22,500
Other	64,245	47,833	192,968	163,968

Total revenue	64,635	67,838	342,626	249,645

Cost of revenue	48,334	61,419	261,155	178,305

Gross margin	16,301	6,419	81,471	71,340

Operating expenses:
Selling, general and administrative expenses	302,209	253,957	1,222,539	693,030

Total operating expenses	302,209	253,957	1,222,539	693,030

(Loss) from operations	(285,908)	(247,538)	(1,141,068)	(621,690)

Other (income) expense:
Gain on the settlement of debt	—	—	(151,608)	(6,500)
Loss on disposal of assets	661,210	—	661,210	—
Bad debts	—	—	(40,284)	—
Interest expense	230,703	61,832	568,230	150,170

Total other (income) expense	891,913	61,832	1,037,548	143,670

Net (loss)	$(1,177,821)	$ (309,370)	$(2,178,616)	$ (765,360)

Per share information - basic and fully diluted:
Weighted average shares outstanding	24,999,682	24,999,682	24,999,682	24,999,682

Net (loss) per share	$ (0.05)	$ (0.01)	$ (0.09)	$ (0.03)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,169,022)	$ (927,185)

Cash flows from investing activities:
Purchase of property and equipment	(872,441)	—

Net cash (used in) investing activities	(872,441)	—

Cash flows from financing activities:
Advances from affiliates	2,068,125	1,064,000
Increase (decrease) in notes-lenders	323,259	—
Payments on long-term debt and notes	(323,642)	(148,461)

Net cash provided by financing activities	2,067,742	915,539

Net increase (decrease) in cash	26,279	(11,646)

Beginning - cash balance	115	11,646

Ending - cash balance	$ 26,394	$ —

Supplemental cash flow information:
Cash paid for income taxes	$ —	$ —

Cash paid for interest	$ 63,764	$ 83,020

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

(4)      Property and Equipment

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This Hosting Agreement will allow for compliance with Federal Communications Commission and Department of Justice requirements for wireless carriers. The transition from the switch in Gering, Nebraska to Dallas, Texas took place in September 2006.

As of September 30, 2006, the Company has purchased $872,441 of equipment, primarily a media gateway, to enable its radio access network in Gering, Nebraska to connect to Pario Solution’s switch in Dallas, Texas. This new equipment replaces nearly all of the equipment previously used in our operations. On September 30, 2006, the Company wrote off $1,142,382 of fixed assets resulting in a loss on disposal of $661,210. The Company has granted a security interest in this equipment to the related party and the Company has pledged substantially all property and equipment as collateral on the notes described in Note 5 and Note 6 below.

On April 26, 2006, the Company gave notice to its paging customers that it would be discontinuing providing pager services effective June 9, 2006. The Company transitioned its paging customers to a competing local paging company during June 2006. On June 30, 2006, the Company wrote off $432,291 of fully depreciated paging equipment and $66,920 of fully depreciated mobile phone equipment due to the discontinuation of this service.

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

Provided in the November 30, 2004 agreement, Nyssen was to invest an additional $300,000 as follows:

$100,000 at $0.02 per share $200,000 at $0.10 per share

Nyssen advanced the $300,000 and received subscriptions for 7,000,000 shares of common stock. Nyssen has advanced an additional $713,259 in the form of demand notes as of September 30, 2006, including $323,259 during the nine months ended September 30, 2006. The advances bear interest at 15% per annum and are due on demand.

Also provided in the November 30, 2004 agreement, a related party, Becker Capital Management (“Becker”), its management and associates were to invest $300,000 as follows:

$200,000 at $0.02 per share $100,000 at $0.10 per share

Becker advanced the $300,000 and received subscriptions for 11,000,000 shares of common stock. Becker advanced an additional $2,382,000 in the form of demand notes as of September 30, 2006, including $2,126,500 during the nine months ended September 30, 2006. The demand notes bear interest at 15% per annum and are due on demand.

Pursuant to this same November 30, 2004 agreement, a related party, Tracy Broadcasting Corporation, was issued a convertible promissory note for $467,000 loaned to the company. The note matures on December 31, 2006, bears interest at 10% per annum and has a conversion feature at $0.02 per share.

(6)      Notes payable – related parties

The Company has outstanding notes payable to affiliates in the principal amount of $2,849,000 at September 30, 2006. Of the total notes payable, $467,000 is convertible into common shares of the Company at $.02 per share. The other $2,382,000 of notes payable are demand notes bearing interest at 15%. On October 2, 2006, the Company received a funding commitment of $800,000 from this affiliate and issued a convertible promissory notes replacing the demand notes described above. The convertible promissory notes pays interest at 15% per annum and provide for a conversion feature, based on the prior 14 day average stock trading price on October 2, 2006, which was $.015 per share. The note matures on December 31, 2007.

The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature of the $467,000 note described above. As such, $492,000 was credited to additional paid in capital in 2004. The allocation of $467,000 will be amortized over 24 months commencing January 1, 2005, and the allocation of $25,000 was charged to interest expense during the year ended December 31, 2004.

Convertible debt - Matures 12/31/06 Interest at 10% per annum	$ 467,000
Demand Notes - interest at 15% per annum, due on demand	2,382,000

$ 2,849,000
Debt discount, less amortization of $433,625	(58,375)

$ 2,790,625

(7)      Common Stock

The Company has obligations to issue common shares at September 30, 2006, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	47,000,000	6,300,000
Services	20,600,000	3,036,000
Conversion of related
party debt	75,948,445	9,572,607

	156,083,686	$20,487,554

The stock subscriptions which had been classified as unissuable common stock in previous periods have been reclassified to paid in capital at September 30, 2006, due to shareholder approval of an increase in authorized common shares to 750,000,000 on October 27, 2006.

(8)      Commitments and Contingencies

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This agreement calls for monthly re-occurring fee of $8,500 for hardware and software TAC, upgrade support and emergency support services as well as a per transaction charge for both SMS and voice traffic. The transition from the switch in Gering, Nebraska to Dallas, Texas took place in September 2006.

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

In September 2006, the Company entered into an agreement with Verisign for output billing services. This contract enables the Company to provide billing services to our roaming partners, primarily Cingular and T-Mobile. The contract is for 36 months and the charges for this service are transaction based with certain monthly minimums.

In September 2006, the Company entered into an agreement the ARS Informatica for voice and data billing services. This contract enables the Company to provide billing services to our voice and data customers. The contract is for two years and the charges for this service are transactional based with certain monthly minimums.

(9)      Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the nine months ended September 30, 2006, the Company incurred a net loss of $2,178,616. In addition, the Company has an accumulated deficit of $79,018,608 and working capital and stockholders’ deficits of $7,206,462 and $6,340,318 at September 30, 2006.

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

(10)      Litigation and Contingencies

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint and has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company’s Counterclaims. The Company intends to vigorously defend the Complaint and the Counterclaims against Mr. Tracy. The parties are now conducting discovery in this case.

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

All parties to the Settlement Agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or are parties or affiliates of parties involved in the Litigation that gave rise to the Settlement Agreement. Despite the filing of a December 21, 2004, Form 8-K related to this litigation, the Company has never disclosed the specific terms of the Settlement Agreement, including the relationships among the parties to the Settlement Agreement, whether and how the terms of the Settlement Agreement will be fulfilled and the existence and substance of potential violations of Delaware law and the Company’s bylaws as a result of the terms contained in the Settlement Agreement. On September 15, 2006 the Company filed a Form 14A and disclosed the specific terms of the Settlement Agreement, including the relationship among the parties to the Settlement Agreement. On October 27, 2006, the Company held its 2006 Annual Shareholder Meeting and the shareholders approved the proposals to implement the Settlement Agreement.

In the Settlement Agreement, the parties agree that the parties will undertake the following actions:

Increase the Company’s authorized share capital;
Effect material share issuances to Becker Capital Management;
Effect material share issuances to Nyssen LP and TowerGate Finance Limited; and
Adopt a stock option plan for the Company’s existing and new management.

The Settlement Agreement gives rise to the following unasserted claims, all of which expose the Company to potential shareholder lawsuits or SEC regulatory actions. The Company is attempting to comply with all of the requirements of Delaware law and the SEC requirements, but there can be no assurance that it will be able to do so. In addition, FCC approval is required for certain of the share issuances and if this approval is not obtained by the Company there may be material negative impact on the Company’s financial position and results of operations. The Company is currently preparing the Amendment to its Articles of Incorporation to comply with Delaware law. On September 15, 2006, the Company received approval from the SEC to file its Form 14A and seek shareholder approval of the proposals contemplated in the Settlement Agreement. On August 10, 2006, the Company received approval from the FCC for the share issuances contemplated in the Settlement Agreement. On October 27, 2006, a majority of the disinterested shareholders approved the Settlement Agreement.

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

If the Company fails to comply with either requirement (a and b above), it is subject to shareholder action All of the interested directors and interested shareholders abstained from voting on the Settlement Agreement. On October 27, 2006, a majority of the disinterested shareholders approved the Settlement Agreement. Additionally, Section 144 provides that the Settlement Agreement could potentially be voided unless it is fair to the Company. The action of increasing the Company’s authorized common stock so that it can issue large numbers of shares to the parties to the agreement, who are management, beneficial owners or affiliates, and also adopting a stock option plan for the benefit of management, may be considered unfair to the Company’s shareholders who are not party to the agreement. The Company’s position on the fairness of the Settlement Agreement is discussed in the Form 14A filed with the SEC on September 15, 2006. On October 27, 2006, 71%, of the Company’s disinterested directors and disinterested shareholders approved the Settlement Agreement.

The issuances of significant shares (described above) to the Company’s management and beneficial owners as provided for in the Settlement Agreement may be set aside under Delaware Corporation Law. Section 161 imposes limitations on directors’ power to issue authorized shares. Any new stock issuance, such as those provided for in the Settlement Agreement, is subject to the statutory requirements regarding quality and quantity of consideration to be received for the shares. The foregoing actions may require the vote of disinterested shareholders pursuant to Delaware Corporate Code Section 144 because all of the parties to the Settlement Agreement are either the Company’s directors and/or beneficial owners, and/or all are interested directors and/or interested shareholders. On September 15, 2006 the Company filed a Form 14A with the SEC and disclosed the specific terms of the Settlement Agreement, including the relationship among the parties to the Settlement Agreement. On October 27, 2006, the Company held its 2006 Annual Shareholder Meeting with 71% of the Company’s disinterested directors and disinterested shareholders approved the Settlement Agreement.

The Company’s bylaws and Delaware corporation law require that directors be elected at any annual meeting of Shareholders. On October 27, 2006, the directors of the Company were elected at the 2006 Annual Meeting of the Shareholders.

Because the Company has a class of securities registered pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), the Company must comply with Exchange Act Section 14 disclosure requirements. The Company is required to file a Proxy Statement on Form 14A or an Information Statement on Schedule 14C and will be prohibited from taking the actions set forth in the Settlement Agreement until twenty days after the filing of the Proxy or of its Definitive Information Statement. The Company filed its Proxy Statement on Form 14A on September 15, 2006.

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

(11)      Subsequent Events

On October 2, 2006, the Company received a funding commitment of $800,000 from Becker Capital Management LLC and L.B. Becker Consulting Inc. A total of $325,000 of this commitment was received in September 2006. The Company has issued convertible promissory notes for a total of $2,382,000 and cancelled existing demand notes totaling $2,382,000. The convertible promissory note pays interest at 15% per annum and provides for a conversion feature, based on the prior 10 day average stock trading price of TLXT on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007.

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system. The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intention interference with economic relations; and (8) negligent interference with prospective economic relations. The Company claims that (a) UT Starcom failed to perform from the time of installation and (b) UT Starcom failed to deliver five significant features and functionality that Telos represented would be available at the time the Company purchased the GSM switch and (c) UT Starcom failed to include E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006 and (d) UT Starcom represented to Telemetrix that the GSM Switch would include CAMEL, a GSM feature including intelligent network functions into a GSM network system and (e) UT Starcom failed to make available to Telemetrix software in the GSM Switch to enable Telemetrix to comply with CALEA. CALEA imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

A.	for general damages in an amount to be established at trial;

B.	alternatively, a rescission of the Agreement;

C.	for cost of the arbitration, including attorneys’ fees; and

D.	for such other and further relief as the Arbitrator may deem just and fair.

On October 27, 2006, the Company held its 2006 Annual Meeting of the shareholders. The Company asked the shareholders to (i) elect five nominees to serve as directors of the Company; (ii) ratify the appointment of Stark Winter Schenkein and Co., LLP as the independent accounts for the current fiscal year ended December 31, 2006; (iii) increase the number of authorized shares of common stock of the Company from the present 25 million to 750 million; (iv) increase the number authorized share of preferred stock from 5 million to 25 million; (v) approve the Settlement Agreement between the Company and the majority Shareholders of the Company and Nyssen LP and TowerGate Finance Limited; and (vi) approve an employee stock option plan with 18 million common shares or approximately 10% of our authorized common stock (assuming the Company’s Shareholders approve an increase in the Company’s authorized common stock) to incentivize the performance of our existing and new management. A majority of the Company’s shareholders voted in favor of all six proposals.

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

We also provide professional, back office, and switch sharing services to medium and smaller size wireless carriers through our Network Services Division. In June 2006 we discontinued providing one way wire communication (paging) services. In September 2006 we discontinued providing professional, back office, and switch sharing services through our Network Services Division

Divisions
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

o

Network Services — Our Network Services Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services. We discontinued providing Network Services to Wilkes Cellular in August 2006.

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

o

Network Services – Network Services revenue is produced by our Network Services Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska. We discontinued providing Network services in August 2006; and

o

Other — Other revenue is derived from the rental of our towers, cellular roaming revenue, and telemetry revenue that results from wholesale contracts with resellers of network access and short message services.

During the three month period ending September 30, 2006, our total revenues of $64,635 were derived from the following:

o	$390 from our pager related services; and

o	$0 from our network services; and

o	$64,245 from other revenue.

During the nine month period ending September 30, 2006, our total revenues of $342,626 were derived from the following:

o	$ 27,081 from our pager related services; and

o	$122,577 from our network services; and

o	$192,968 from other revenue

We believe that during the year 2006 pager related revenues will continue to decline as the overall North American pager market continues the revenue decline it has experienced over the past several years. We discontinued providing paging services in June 2006. We also discontinued providing network services in August 2006.

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

Capital Expenditures and Requirements
During 2005, we did not commit to any significant capital expenditures. During the first nine months of 2006, we have made capital expenditures of $872,441 for a media gateway and new base station equipment.

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

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues.    Revenues for the three months ended September 30, 2006 decreased by $3,203 or 4.7% to $64,635 from $67,838 for the three months ended September 30, 2005. The decrease in revenue is primarily attributable to discontinuing providing pager services in June 2006. Other revenue increased $16,412 or 34.3% due to increased volumes of our customers in short message reselling.

Cost of Revenues.    Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues decreased by 21.3% or $13,085 to $48,334 for the three months ended September 30, 2006 from $61,419 for the comparable 2005 period, representing 74.8% and 90.5% of the total revenues for the three months ended September 30, 2006 and 2005, respectively. The decrease in the cost of revenues is attributable to transitioning our switching services to Pario Solutions in Texas in September 2006 versus maintaining our own switching engineers in Nebraska.

Operating Income/(Losses).    Operating income for the three months ended September 30, 2006 reflected a loss of ($285,908) compared to an operating loss of ($247,538) during the comparable 2005 period. On a year over year basis for the third quarter, our operating losses increased by 15.5% or $38,370. The increase in operating loss was primarily due to increased cost of general and administrative expenses.

Selling, General and Administrative Expense.    General and administrative expense increased by $48,252 or 19.0% to $302,209 for the three month period ended September 30, 2006, from $253,957 for the three-month period ended September 30, 2005. The increase in our general and administrative expenses is primarily attributable to increased costs in the accounting and legal services area relating to the 14A Application filed with the Securities and Exchange Commission in the third quarter of 2006.

Loss on Disposal of Assets.    A $661,210 loss on disposal of assets was recorded during the third quarter of 2006 attributed to replacing our existing switching equipment and base station equipment with new Nokia equipment to work in conjunction with Pario Solution’s switch in Texas.

Interest Expense.    Interest expense for the three-month period ended September 30, 2006 increased by $168,871 or 273.1% to $230,703 as compared to $61,832 for the three-month period ended September 30, 2005. The increase in interest expense is due to related party advances and third party loans that carry interest rates of 10% to 15% as compared to lower balances of advances and loans in 2005.

Net Loss.    Net loss for the three-month period ended September 30, 2006 increased by 280.7% or $868,451 to ($1,177,821) from ($309,370) for the three months ended September 30, 2005. Net loss per share increased to $(0.05) for the three months ended September 30, 2006, as compared to ($0.01) for the three months ended September 30, 2005. The net loss increase is due to increased selling and general and administrative costs as well as increased interest expense and the loss on the disposal of assets.

Comparison of Nine months ended September 30, 2006 and 2005

Revenues.    Revenues for the nine months ended September 30, 2006 increased by $92,981 or 37.3% to $342,626 from $249,645 for the nine months ended September 30, 2005. The increase in revenue is primarily attributable to an increase in network services to $122,577 in the nine months ended September 30, 2006, from $22,500 for the comparable period in 2005. The increase is primarily due to renegotiated switch sharing services provided to Wilkes Cellular. Pager revenue decreased 57.1% to $27,081 from $63,177 due to customer notification of the company’s intention to discontinue providing the service in June 2006.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues increased by $82,850 or 46.5% to $261,155 for the nine months ended September 30, 2006 from $178,305 for the comparable 2005 period, representing 76.2% and 71.4% of the total revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase in the cost of revenues is attributable to increased revenues as well as increased engineering costs due to running two switching functions during the transition to the switch in Texas.

Operating Income/(Losses).    Operating income for the nine months ended September 30, 2006 reflected a loss of ($1,141,068) compared to an operating loss of ($621,690) during the comparable 2005 period. On a year over year basis for the first three quarters, our operating losses increased by 83.5% or $519,378. The increase in operating loss was due to increased costs in the accounting and legal services area relating to the Form 14A Application filed with the Securities and Exchange Commission, the FCC application for transfer of control, and the increased costs due to relocation of our. switching operations from Gering, Nebraska to Dallas, Texas.

Selling, General and Administrative Expense.    General and administrative expense increased by $529,509 or 76.4% to $1,222,539 for the nine month period ended September 30, 2006, from $693,030 for the nine month period ended September 30, 2005. The increase in our general and administrative expenses is primarily attributable to increased costs in the accounting and legal services area relating to the Form 14A Application filed with the Securities and Exchange Commission, the FCC application for transfer of control, and increased costs due to relocation of our switching operations from Gering, Nebraska to Dallas, Texas.

Gain on the settlement of debt.    Gain on the settlement of debt increased $145,108 to $151,608 for the nine month period ended September 30, 2006 from $6,500 for the same period in 2005. Gain on the settlement of debt is related to two vendor lawsuits that were settled in the second quarter 2006 versus one lawsuit settled in second quarter of 2005.

Loss on Disposal of Assets.    A $661,210 loss on disposal of assets was recorded during the third quarter of 2006 attributed to replacing our existing switching equipment and base station equipment with new Nokia equipment to work in conjunction with Pario Solution’s switch in Texas.

Bad Debt Recovery.    Bad debt recovery was $40,284 for the nine month period ended September 30, 2006 as compared with $0 for the same period in 2005. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense.    Interest expense for the nine month period ended September 30, 2006 increased by $418,060 or 278.4% to $568,230 as compared to $150,170 for the nine month period ended September 30, 2005. The increase in interest expense is due to increased related party advances and third party loans that carry interest rates of 10% to 15% as compared to lower balances of advances and loans in 2005.

Net Loss.    Net loss for the nine month period ended September 30, 2006 increased by 184.7% or $1,413,256 to ($2,178,616) from ($765,360) for the nine months ended September 30, 2005. The net loss increase is due to increased selling and general and administrative costs as well as increased interest expense and the loss on the disposal of assets. Net loss per share increased to $(0.09) for the nine months ended September 30, 2006, as compared to ($0.03) for the nine months ended September 30, 2005.

Balance Sheet

Current Assets.    Current Assets amounted to $73,313 as of September 30, 2006 representing a decrease of $142,367 or 66.0% from Current Assets of $215,680 as of December 31, 2005. The decrease is due to decreased Accounts Receivable.

Current Liabilities.    As of September 30, 2006, Current Liabilities are $7,279,775 representing an increase of $2,225,072 or 44.0%, from Current Liabilities of $5,054,703 as of December 31, 2005. Decreases in Accounts Payable and increases in demand notes payable to related parties account for the majority of the change from year-end 2005.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending September 30, 2006 was ($1,227,396) compared with ($937,185) for the same period in 2005. This change can be primarily explained by the increased net loss in the first three quarters of 2006 versus the same period in 2005.

Cash used in investing activities for the periods ended September 30, 2006 was $872,441 compared to $0 for the same period in 2005. The increase in cash used in investing activities is due to the purchase of telecommunication equipment.

Cash provided by financing activities was for the period ended September 30, 2006 was $2,126,117 as compared to $915,539 for the period ended September 30, 2005. The cash provided in both periods is from the proceeds of convertible notes and advances from affiliates reduced by the payments on long-term debt.

Cash at September 30, 2006 amounted to $26,395 from $115 at December 31, 2005. Cash at October 30, 2006 amounted to $0. The advances from related parties and third party loans are advanced to the company as needed.

At September 30, 2006, we have material commitments for capital expenditures of $109,000. Additionally, we have material commitments of $14,202 for the final payments of our FCC F Block license. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2006; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of September 30, 2006, we had an accumulated deficit of $$79,018,608 and working capital and stockholders’ deficits of $7,206,462 and $6,340,3182 respectively.

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

Our current cash of $26,395 as of September 30, 2006 as well as our cash of $0 as of October 30, 2006 will satisfy our cash requirements for less than a day.

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

In September 2006, the Company entered into an agreement with Verisign for output billing services. This contract enables the Company to provide billing services to our roaming partners, primarily Cingular and T-Mobile. The contract is for 36 months and the charges for this service are transaction based with certain minimums.

In September 2006, the Company entered into an agreement the ARS Informatica for voice and data billing services. This contract enables the Company to provide billing services to our voice and data customers. The contract is for two years and the charges for this service are transaction based with certain minimums.

Item 3.     Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There has not been any change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scotts Bluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. The Company has meritorious defenses to the Complaint. The Company has filed an Answer to the Complaint asserting these defenses as well as Counterclaims against Mr. Tracy. Mr. Tracy has filed a Reply to the Company‘s Counterclaims .The Company intends to vigorously defend the Complaint and the Counterclaims against Mr. Tracy. The parties are now conducting discovery in this case.

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system. The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intention interference with economic relations; and (8) negligent interference with prospective economic relations. The Company claims that (a) UT Starcom failed to perform from the time of installation and (b) UT Starcom failed to deliver five significant features and functionality that Telos represented would be available at the time the Company purchased the GSM switch and (c) UT Starcom failed to include E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006 and (d) UT Starcom represented to Telemetrix that the GSM Switch would include CAMEL, a GSM feature including intelligent network functions into a GSM network system and (e) UT Starcom failed to make available to Telemetrix software in the GSM Switch to enable Telemetrix to comply with CALEA. CALEA imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

A.	for general damages in an amount to be established at trial;

B.	alternatively, a rescission of the Agreement;

C.	for cost of the arbitration, including attorneys’ fees; and

D.	for such other and further relief as the Arbitrator may deem just and fair.

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
The Company received SEC approval of its Form 14A Proxy Statement -on September 15, 2006. The Company held its 2006 Annual Meeting of the Shareholders on October 27, 2006. The shareholders approved all six proposals on the proxy.

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

October 31, 2006

Telemetrix Inc.

By:       /s/ William Becker
          William Becker
          Chief Executive Officer (Principal Executive Officer)