Form 10KSB
period 2006-12-31
TELEMETRIX INC
filed 2007-03-22
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2006
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 000-14724

TELEMETRIX INC.
(Name of small business issuer in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6650 Gunpark Drive, Suite 100, Boulder, CO 80301
(Address of principal executive offices) (Zip Code)

303-652-0103
(Registrant’s telephone number, including area code)

7105 La Vista Place, Suite 100, Longmont, Colorado 80503
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
Yes  [X]    No  [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal year: $428,112.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,609,667 as determined by the closing price of $0.02 on December 31, 2006.

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
Yes  [   ]    No  [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 180,483,368 shares of common stock outstanding as of March 15, 2007.

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

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

TELEMETRIX INC.
INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Throughout this document, Telemetrix Inc. and its subsidiary are referred to as “we” “the Company” “our” or “Telemetrix”.

Telemetrix is a wireless mobile telecommunications service provider and network operator, with headquarters in Boulder, Colorado. The Company is a provider of third generation (3G) network connectivity for machine-to-machine applications, with immediate plans to expand into high speed data and voice services.

Organizational Structure

Telemetrix Inc. is a Delaware corporation and has its principal executive offices in Boulder, Colorado, 6650 Gunpark Drive, Suite 100, Boulder, Colorado 80301 (telephone number 303-652-0103).

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

o	Tracy Corporation II, a Nebraska corporation, became our wholly owned subsidiary. Tracy Corporation II is also doing business as Convey Communications.

As of December 31, 2006 we have 180,483,368 shares of our common stock outstanding.

The Company

Telemetrix Inc. (dba Telemetrix Communications, Inc.), is an FCC-licensed operator of wireless communications services, based in Boulder, Colorado. Telemetrix is a public company that trades on PinkSheets under the symbol TLXT. The Company was founded in 1999, acquired its FCC licenses in 2000, and initially focused on paging and telemetry services. During 2006, the Company upgraded its switch and network infrastructure to an R4 packet-based solution that has the capability to support up to 10 million users. Telemetrix’s roaming agreements provide access to Cingular, T-Mobile, Dobson, Rogers Canada, TelCel and additional GSM networks. Unlike MVNOs and resellers, Telemetrix provides access to Global Systems for Mobile Communications (GSM) services in North America with a single SIM card, streamlining billing, customer care and distribution complexities.

The Technology

GSM

Telemetrix belongs to the GSM Association (GSMA), which represents more than 700 mobile phone operators across the globe. The primary goals of the GSMA are to ensure that mobile devices and services work globally, network seamlessly, and are easily accessible. GSM (Global System for Mobile communications) is an open, digital cellular technology used for transmitting mobile voice and data services. GSM is the predominant wireless technology in the world, with over 80% global market share, compared to other wireless technologies. GSM’s technology platforms include General Packet Radio Service (GPRS), Enhanced Data rates for GSM Evolution (EDGE, and third generation GSM service (3GSM) based on W-CDMA and HSDPA access technologies.

      GSM Roaming

Another major benefit is GSM’s international roaming capability. Roaming is a general term in wireless telecommunications that refers to the extending of connectivity service in a location that is different from the home location where the service was registered. Roaming occurs when a subscriber of one mobile communications service provider uses the facilities of another mobile communications service provider. This allows subscribers to access the same services when traveling that is available at home. The second provider has no direct pre-existing financial or service agreement with the subscriber to send or receive information. Roaming Agreements negotiate the pricing between the two service providers, and the subscriber’s device will usually indicate when it is roaming. Additional charges, if any, will appear on the subscriber’s next bill. GSM roaming gives mobile communication users seamless and same number connectivity in more than 210 countries. GSM satellite roaming also has extended service access to areas where terrestrial coverage is not available.

Company Background

From 1999 to 2004, the company focused on the FCC licenses, Intellectual Property Rights, roaming agreements, utility meter reading and its paging and wireless business. Since 2004, the Company has focused on providing data services to small and medium sized businesses.

      FCC Licenses

Telemetrix’s wholly owned subsidiary, Tracy Corporation II, holds the following Federal Communications Commission radio frequency licenses:

o

Personal Communications System (PCS) licenses, referred to by the FCC as the Basic Trading Area (BTA) 411 license for Scottsbluff, Nebraska. Telemetrix was granted 30 MHz of spectrum in BTA-411, allowing for three bands of PCS service. This license entitles the Company to operate a GSM mobile voice communications telephone service to residents in this area, and also allows roaming privileges on our network and on other carrier’s networks.

o	Paging and Mobile Telephone licenses serving locations in Western Nebraska, Eastern Wyoming and Northeastern Colorado.

      Intellectual Property

On January 11, 2000, the US Patent and Trademark Office (PTO) issued the company Patent No. 6,014,089, which is directed to an apparatus and method for transmitting data to and from a data collection devise using the SMS functionality of the control channel of wireless communication system.

On November 21, 2004, the PTO issued the company Patent No. 6,150,955 which is directed to the use of a telemetry data system for monitoring certain digital packets associated with a digital communications control channel, the identification of certain packets, and the replacement of certain non-information bearing packets with packets that contain useful data and information.

On April 9, 2002, the PTO issued the company Patent No. 6,369,719 which is directed to an apparatus and method for collecting and transmitting utility meter data and other information by means of a wireless network.

These patents were used to pursue opportunities in utility metering, including the sale of application-specific telemetry hardware and software. During the third quarter of 2002, it was determined that direct competition with hardware companies was unrealistic, and the company began to focus on offering short message service (SMS) plans.

      Roaming Agreements

Roaming Agreements are bi-lateral contracts that establish the commercial terms between two network operators. Telemetrix currently has Roaming Agreements with Cingular, T-Mobile, Dobson, Rogers Canada and TelCel Mexico, providing complete coverage in North America.

      Paging

Telemetrix owned and operated a wireless paging service from 1999 until June 2006. At that time, the service was discontinued and customers were transferred to a paging company in Scottsbluff, Nebraska. Revenues from the paging service were approximately $5000 per month, and did not justify the continued operating expenses. The paging service is not consistent with Telemetrix’s plans to focus on advanced telecommunications services. The general use of wireless paging service is declining and paging service revenue is decreasing on paging systems nationwide.

      Wireless Mobile Service

Telemetrix owns and operates a wireless mobile communications service. Our wireless mobile service provides local network coverage in western Nebraska and eastern Wyoming only. Although Telemetrix is licensed to provide voice services in its Basic Trading Area in Nebraska, the company does not actively seek home users. Rather, its revenues are drawn from other carrier’s voice traffic that ‘roams’ on the Telemetrix network. The income from providing this service is known as “roaming revenue”.

Company Restructuring

In 2005, the primary investors in Telemetrix made a decision to resume day-to-day oversight of the Company’s operations, moving the corporate office from Gering, Nebraska to Boulder, Colorado. A new staff was hired to accomplish the following:

o	Bring the company current with filing requirements for the Security Exchange Commission (SEC)
o	Address regulatory and compliance issues with the Federal Communications Commission (FCC)
o	Analyze concerns with the switch and network
o	Reduce operating expenses
o	Drive incremental sales and marketing

o	Develop a web presence and strategy
o	Explore opportunities for additional operating lines to increase revenue

To date the Company has accomplished the following milestones:

Completely overhauled its network architecture by replacing non-compliant pre-production hardware with a carrier grade Nokia R4 solution. Provides for significant cost savings over previous system. Filed with the FCC and confirmed compliance with construction/coverage requirements to provide service to 66% of the population. License renewal granted in January 2007.

Updated network infrastructure meets FCC requirements for Enhanced-911 and CALEA (Communications Assistance for Law Enforcement Act).

Executed new service contracts for out-collect billing, in-collect data processing, end-user billing, financial clearing, network maintenance, support and hosted services.

Completed technical roaming testing with Cingular, Dobson, Rogers Canada, T-Mobile and TelCel. Held a shareholders meeting on October 27, 2006.

Discontinued paging business, reducing operating costs.

Implemented billing system for SMS and GPRS.

      Switch and Network Upgrade

In March 2006, Telemetrix contracted with Pario Solutions for a Hosted Services package for our GSM/GPRS Network. Pario provided Telemetrix with an R4 switch solution which allows for remote media gateways using IP connectivity. Telemetrix moved to a hosted solution because the previous switch was not compliant with FCC E-911 regulations or Department of Justice CALEA regulations. The Pario switch provides full regulatory and roaming partner compliance (CAMEL, E-911 and CALEA requirements, plus the FCC 66% build-out requirement).

Telemetrix’s GSM radio equipment was also upgraded and linked back to a centrally-located Base Station Controller (BSC). The BSC is linked to an adjacent Multimedia Gateway (MGW), which in turn, is linked to a remotely located Mobile Switching Center (MSC) and the Home Location Register (HLR). All voice paths remain within our local domain, while the call control and service intelligence are located remotely, in Pario’s facilities. The remote MSC and HLR provide compliance with FCC mandates such as Local Number Portability, E-911 and CALEA, while also offering the capacity for adding enhance GPRS service.

The Nokia MSC Server is a circuit-switched call control product offering all GS and 3G circuit-switched services and it is based on 3 GPP Release 4 standards. With 3GPP R4, the MSC functionality is split into two distinct logical entities, the MSC server, responsible for the call control and the control of the media gateways (MGW’s), and the MGW which handles user traffic. The R4 MGW is able to perform all necessary user processing with a packet-based transmission network. The Nokia R4 MGW has connections to 2G and 3G wireless, ATM/IP backbone and the PSTN/ISDN.

Pario Solutions engineered, installed and commissioned the R4-compliant Nokia Network equipment including outdoor Omni BTS’s, 1 BSC with Transcoder and a Media Gateway, completing the upgrade in the fall of 2006. This upgrade allowed the company to provide coverage of 66% of its BTA population. Meeting this requirement ensures that the company’s FCC licenses will be granted in perpetuity.

Pario Solutions engineered, installed and commissioned the R4-compliant Nokia Network equipment including outdoor Omni BTS’s, 1 BSC with Transcoder and a Media Gateway, completing the upgrade in the fall of 2006. This upgrade allowed the company to provide coverage of 66% of its BTA population. Meeting this requirement ensures that the company’s FCC licenses will be granted in perpetuity.

Service Offerings

The Company offers Data services.

      Short Message Service

The Company has been offering Short Message Service (SMS) for a number of years. SMS is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications. This service is generally used by our customers for telemetry systems, involving the use of remote devices for data collection, analysis and messaging. The company has two U.S. patents related to telemetry and data transmission.

Telemetrix provides nationwide GSM network access on a wholesale basis for hardware that communicate via SMS. We activate Subscriber Identity Module (SIM) cards for telemetry and telematic applications, and have rate plans that are data only (no monthly voice service fees). The company delivers nationwide GSM data service through agreements with network roaming partners, primarily Cingular and T-Mobile.

Future Offerings

      GPRS

GPRS data services are currently under certification. GPRS is the standard for wireless communications that run at speeds up to 115 kilobits per second. It provides continuous connection to the Internet for mobile phone, PDA, smartphone and computer users. The higher data rates allow for a wide range of corporate and consumer applications such as web browsing, document sharing, collaborative working, still and moving image, corporate and internet e-mail, vehicle positioning, remote LAN access, dispatch and file transfer. Certification from our roaming partners is expected in first quarter 2007.

      Voice Services

Postpaid Voice services will be available in March 2007, Convey will offer postpaid voice services to small and medium enterprises through resellers who can then offer voice services to end-users Prepaid voice plans will be available in the second quarter of 200 7 for cross-border roaming traffic, such as business and personal travel, students, and those living near the border.

Market and Opportunity

      Data Services Market and Opportunity

The US wireless data market continues to grow rapidly, with overall data service revenue at $15B in 2006. According to In-Stat, 75% of organizations now use at least one data application, and the number of total data users increased a dramatic 20% in one year (from 2005 to 2006). Business uses typically include horizontal applications such as a company’s intranet, e-mail or web-based applications. But vertical applications are increasing, especially in manufacturing, inventory management, warehouse applications and field operations/dispatch.

Telemetrix will target two primary markets with its SMS and GPRS service: Businesses that require telemetry or machine-to-machine communications; and high speed data for personal digital assistants (PDA’s) or ‘smartphones.’

Sales and Marketing Strategy

In December 2006, Telemetrix recruited a VP of Sales to help develop the sales strategy for the company and assist in its execution.

The overall sales strategy of Telemetrix will be to utilize a combination of channels to the worldwide market, which have historically been successful in penetrating various vertical markets, such as Strategic Partnerships and Retail Channels.

In December of 2006, Telemetrix initiated a market trial with on-line Google advertising. This has proved to be a positive test of our pricing and target market. Initially, Telemetrix will focus on the following for its marketing and promotional plans:

o	Trade Shows Web Site
o	Brand Awareness
o	Customer Relationship Management (CRM) Database
o	Press Releases

Competitive Analysis

The market segment in which the Company competes and intends to compete is both competitive, risky, and is continually subject to price wars. The market for all of our services will continue to be competitive and subject to technological changes that we may be unprepared to compete against. Telemetrix’s main competitors include T-Mobile, Cingular, Verizon, Sprint, Rogers Communications, and their resellers, such as Kore Telematics and Raco Wireless. These carriers have substantially longer operating histories, greater name recognition, larger customer bases and greater financial and technical resources than us. Because we are financially and operationally smaller than our competitors, we will encounter difficulties in capturing market share. Our competitors are able to conduct extensive marketing campaigns and create more attractive pricing for their target markets than we are. In addition, we do not have an established brand name or reputation while most of our competitors have significantly greater brand recognition, customer bases, operating histories, and financial and other resources. Telemetrix’s offering is differentiated from its likely competitors by the following key factors, which represent the core of the Company’s competitive edge:

o	Competitive bilateral roaming agreements.

o	Targeting of small to medium size business that do not meet the major carrier’s volume/revenue requirements.

o

Direct connectivity for mobile virtual network operators (MVNO), resellers, content partners and other service providers at no additional cost. This direct connectivity allows for unique service offerings such as Short Codes, GPRS segmentation and customization above and beyond what the incumbents allow for small customers.

The management of Telemetrix understands that the wireless telecommunications industry is one of the most competitive in the world. The company believes that competitive pricing and niche opportunities will obtain a small market share for a viable and profitable business.

Employees

We have three full time employees in our Boulder office and three virtual employees in Dallas, Toronto, and the Cayman Islands.

o	CEO, President, and CFO
o	Vice President of Sales
o	Vice President of Engineering
o	Director of External Affairs
o	Financial Accountant
o	Billing Accountant

Cost of Compliance with Environmental laws

We have no costs associated with environmental regulations related compliance and we do not anticipate any future costs associated with such compliance.

Governmental Regulations

Wireless telecommunications services are subject to significant regulation. We could become subject to additional regulatory requirements as our services grow. We are subject to regulations under the Communications Act of 1934, which includes the Telecommunications Act of 1996. The Federal Communications Commission (FCC) regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Our PCS and other wireless services require radio frequency licenses from the FCC or a contractual arrangement with a licensee. We have PCS licenses, which was obtained in the C and F Block License Auctions. We maintain FCC licenses on all of the communication facilities. The PCS license is granted on a 10-year basis with an expectation of renewal at the end of that term.

Material Agreements

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Supplier Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This Hosting Agreement allows the Company to comply with Federal Communications Commission and Department of Justice requirements for wireless carriers, as well as provide a higher level of wireless services. The transition from the switch in Gering, Nebraska to Dallas, Texas took place in September 2006. In the Equipment Supplier Agreement, the Company agreed to purchase $794,000 of Nokia equipment, software and services from Pario.

On September 29, 2006, the Company entered into a Master Services Agreement with Verisign, Inc. for outcollect billing and exchange services. This software billing license allows the Company to exchange billing information with its cellular roaming partners, including T-Mobile, Cingular and Dobson Communications. The monthly fees for the outcollect billing and exchange services has a $5,000 minimum per month with per record rates once the Company achieves a certain volume of transactions. The initial term of the contract will terminate on December 31, 2008.

On October 12, 2006, the Company entered into a three year Master Services Agreement for postpaid billing and provisioning services with Haagenti Group Inc. This software billing license allows the Company to create a system for switching and billing telephone calls, managing associated hardware, configuration, and provisioning with Pario Solutions equipment. The monthly fees are a minimum of $3,000 per month or 2.5% of revenue with increased minimums once we obtain 10,000 customers.

Loans and Loan Conversions

On October 2, 2006, the Company issued convertible promissory notes for $2,547,214 to Becker Capital Management LLC and LB Becker Consulting Inc. (“Becker”) in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,214 of accrued interest and a future funding commitment of $800,000. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007.

The Company has issued demand notes to Nyssen LP (“Nyssen”) totaling $713,259 for advances from November 30, 2004 through December 30, 2006. The demand notes pay interest at 15% per annum and are due on demand. During 2005 and 2006, the Company received $390,000 and $323,259 in advances from Nyssen and recorded interest expense of and $18,585 and $97,996.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The Company recorded $46,700 and $51,370 of interest expense on this note during 2005 and 2006. See Note 5.

In November 2006, the Company issued the following common shares for the convertible debt described below:

May 2003 Exchange and Conversion Agreements	31,310,208
May 2003 Stock Purchase Agreement	3,519,004
Deferred Officer Compensation	6,479,474
February 2003 Convertible Promissory Note	36,175,000
November 30, 2004 Settlement Agreement	60,000,000
November 30, 2004 Settlement Agreement Future Funding	16,000,000

Total shares issued	155,483,686

May 2003 Exchange and Conversion Agreements:

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares since the Company did not have a sufficient number of authorized common shares to complete the transaction. The Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares (see Note 8). In addition to the stated interest rates through 2003 the Company has agreed to issue an aggregate of 16,650,301 shares of common stock as additional consideration for the loans. These shares have been valued at $3,951,927, which represents the fair market value of the shares on the dates of the loans. The parties to the agreements subsequently agreed to accept common stock in lieu of the combination of preferred and common. In November 2006, the Company issued 31,310,208 shares of common stock in to fulfill its obligations under the agreements.

May 2003 Stock Purchase Agreement:

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. During the year ended December 31, 2004, the Company issued 6,523,496 of these common shares and reduced the stock subscription by $260,940. In November 2006, the Company issued the remaining 3,519,004 shares of common stock due to the former officer.

November 30, 2004 Settlement Agreement:

During October 2003 the Company entered into a funding agreement with Nyssen LP (“Nyssen”) under which the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to this funding agreement. Pursuant to an amended agreement dated November 30, 2004, Nyssen agreed to convert the $1,600,025 into common shares at $.04 per share receiving subscriptions for 40,000,000 shares of common stock. In the same agreement, an entity related to Nyssen received subscriptions for 20,0000,000 shares of common stock for services. In November 2006, the Company issued 40,000,000 share of common stock to Nyssen in exchange for the $1,600,025 note and 20,000,000 to their affiliate for services.

As provided in the November 30, 2004 agreement, Nyssen and another affiliate of the Company, Becker Capital Management LLC (“Becker”) agreed to invest an additional $600,000 for a total of 18,000,000 shares of common stock. Both Nyssen and Becker advanced the Company $600,000 in 2005. In November 2006, the Company issued 7,000,000 shares of common stock to Nyssen and 11,000,000 shares to Becker.

February 2003 Convertible Promissory Note:

On February 3, 2003, the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of ½ of the initial conversion rate. On November 30, 2004, the note plus $4,757 in accrued interest was converted into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. In November 2006, the Company issued the related party 36,175,000 shares of common stock.

Office Lease Agreements

Our office lease agreements are summarized below under Item 2, Description of Properties.

ITEM 2.     DESCRIPTION OF PROPERTIES

Office Space

      Boulder Office Space

We have an office in Boulder, Colorado, in the office of Becker Capital Management, located at 6650 Gunpark Drive, Suite 100, Boulder Colorado. This office is used for accounting and general and administrative functions. The Company leases its office from an officer of the Company at a rate of $2,500 per month pursuant to a lease expiring in October 2007:

      Scottsbluff Office Space

The Company entered into a three year lease agreement in May 2006 for 965 square feet of office space located at 1721 Broadway, Suites 412 and 413, Scottsbluff, Nebraska 69361, to warehouse our media gateway equipment for $980 per month.

     Gering Office Space:

Our wholly owned subsidiary, Tracy Corporation II, leased 5,168 square feet of office space at 1225 Sage Street in Gering, Nebraska from our former Chief Executive Officer, Michael Tracy, for a monthly lease payment of $1,860. This lease expired on October 31, 2006.

Towers

We own tower sites in the following locations:

o	Wheatland, Wyoming
o	Torrington, Wyoming
o	Henry, Nebraska
o	Gering, Nebraska
o	Bushnell, Nebraska
o	Kimball, Nebraska
o	Sidney, Nebraska
o	Oshkosh, Nebraska
o	Minatare, Nebraska
o	Ogallala, Nebraska

We rent tower sites in the following locations:

o	Alliance, Nebraska
o	Scottsbluff, Nebraska
o	Dix, Nebraska

The leases and rental agreements pertaining to these tower sites are generally a five year term. Rental charges are based on a monthly rate calculated by the number of feet of tower space between the antenna location on the tower and the ground multiplied by a per foot rate, plus a monthly charge for equipment space within the building at the base of the tower site used to house equipment.

ITEM 3.     LEGAL PROCEEDINGS

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred share and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case.

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

All parties to the Settlement Agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or are parties or affiliates of parties involved in the Litigation that gave rise to the Settlement Agreement. The specific terms of the Settlement Agreement, including the relationships among the parties to the Settlement Agreement is discussed in the Schedule 14A Proxy Statement filed with the SEC on September 15, 2006 and sent to the shareholders in October 2006.

In the Settlement Agreement, the parties agree that the parties will undertake the following actions:

Increase the Company’s authorized share capital;
Effect material share issuances to Becker Capital Management;
Effect material share issuances to Nyssen LP and TowerGate Finance Limited; and
Adopt a stock option plan for the Company’s existing and new management.

On October 27, 2006, at the Company’s annual meeting of shareholders, a majority of the Company’s shareholders: approved the election directors of the Company; (2) ratified the selection of Stark Winter Scheinkein & Co. LLP. as the Company’s independent auditors for the fiscal years ending 2005 and 2006; (3) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750 million shares; (4) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 25 million; (5) approved the Settlement Agreement dated November 30, 2004, as described in the Company’s Proxy Statement relating to the annual meeting; and (6) approved the adoption of the Company’s 2006 Employee Incentive Stock Option plan as described in the Proxy Statement related to the annual meeting.

All of the parties to the Settlement Agreement abstained from voting on these proposals. On November 2, 2006, the Company filed an amendment to its Articles of Incorporation increasing the number of authorized shares of common stock to 750 million shares and increasing the number of authorized shares of preferred stock to 25 million.

Valley Bank and Trust Co., (“Valley Bank”) located in Scottsbluff, Nebraska, filed a Financing Statement and Security Agreement with the Secretary of State of Nebraska listing Tracy Corporation II as a debtor in March 1998 and extended on December 1, 2002. The Company is unaware of any debt owed to Valley Bank and Valley Bank has not provided any evidence of indebtedness of the Company or Tracy Corporation II. The Company has requested that Valley Bank file a termination statement with the Nebraska Secretary of State. If Valley Bank refuses this request, the Company will contest the validity of the financing statement and security agreement.

The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company.

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

A.	for general damages in an amount to be established at trial;

B.	alternatively, a rescission of the Agreement;

C.	for cost of the arbitration, including attorneys’ fees; and

D.	for such other and further relief as the Arbitrator may deem just and fair.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 2006, at the Company’s annual meeting of shareholders, a majority of the Company’s shareholders: (1) approved the election of William W. Becker, Gary Brown, Piers Linney, Christopher Fitzsimmons, and Larry Becker as directors of the Company; (2) ratified the selection of Stark Winter Scheinkein & Co. LLP. as the Company’s independent auditors for the fiscal years ending 2005 and 2006; (3) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750 million shares; (4) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 25 million; (5) approved the Settlement Agreement dated November 30, 2004, as described in the Company’s Proxy Statement relating to the annual meeting; and (6) approved the adoption of the Company’s 2006 Employee Incentive Stock Option plan as described in the Proxy Statement related to the annual meeting.

     The election of Messrs. William Becker, Gary Brown, Piers Linney, Christopher Fitzsimmons, and Larry Becker to the Company’s Board of Directors was approved by holders of more than 79% of the 24,999,682 issued and outstanding shares of the Company’s common stock. The ratification of the Company’s auditors, Stark Winter Scheinkein & Co. LLP. was approved by holders of more than 80% of the issued and outstanding shares of the Company’s common stock; the approval of the increase in the authorized number of shares of common stock was approved by more than 59% of the issued and outstanding shares of the Company’s common stock; the approval of the increase in the authorized number of shares of preferred stock was approved by holders of approximately 52% of the issued and outstanding shares of the Company’s common stock; approval of the Settlement Agreement was approved by holders of approximately 69% of the shares eligible to vote on this proposal; and approval of the Company’s 2006 Incentive Stock Option plan was approved by holders of approximately 72% of the issued and outstanding shares of the Company’s common stock.

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

2006	Low	High
Fourth Quarter	.02	.05
Third Quarter	.005	.02
Second Quarter	.02	.02
First Quarter	.02	.02
2005	Low	High
Fourth Quarter	.02	.02
Third Quarter	.02	.04
Second Quarter	.02	.02
First Quarter	.02	.05

The source of the above information is pinksheets.com.

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

Holders

As of December 31, 2006, we had 250 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of December 31, 2006, there were 20,882,613 shares of our stock held by non-affiliates and 159,600,755 shares of our stock held by affiliates.

Options

We have a total of 22,450,000 options outstanding to purchase 22,450,000 shares of our common stock and are comprise of: 15 million options pursuant to our Employee Stock Option Plan and 7,450,000 to officers and directors of the Company.

Warrants

We do not have any outstanding warrants of our common stock.

Penny Stock Considerations

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

Dividends

We have not declared any cash dividends on our stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company issued 6,479,474 shares of our common stock to a former officer of the Company for deferred salary from 1999 through 2003.

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006. The terms “the Company,” “we,” “our” or “us” refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $7 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of “churn” representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

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

Capital Expenditures and Requirements

During 2006, we made capital expenditures of $945,000 for a Nokia remote media gateway and base station equipment to interface with our switch host’s Nokia R4 switch.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for revenue recognition and stock compensation, which requires us to estimate the value of the shares issued, and the value of intangible assets requires us to continually assess whether such assets are impaired. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2006.

During our Fiscal Year 2006 period, our revenues were derived from the following:

o	$213,410 from our telemetry related services-short messaging services (SMS)
o	$ 27,081 from our pager related services
o	$173,091 from our network services
o	$14,530 from tower lease agreements

Our revenues are dependent upon the following factors:

o	Our ability to secure additional agreements with customers for SMS and data services
o	Our ability to secure additional roaming agreements with other network operators
o	Our ability to maintain competitive pricing with the major incumbent carriers
o	Demand for our services
o	Individual economic conditions in our markets
o	Our ability to market our services

Years Ended December 31, 2006 and 2005

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2006 decreased 29.4% to $428,112 from $606,430 for the same period in 2005. The decrease in our Revenues is primarily attributable to the following: Our pager related revenues decreased by $54,443 or 66.8% to $27,081 during the year ended December 31, 2006 compared to $81,524 for the comparable 2005 period. This is the result of our discontinuing our wireless paging services in June 2006 due to a declining customer base and declining profit margins. Our Network Services decreased by $130,399 or 43.0% to $173,091 during the year ended December 31, 2006 compared to $303,490 during the comparable 2005 period. This decrease is due to our discontinuing our network services division. We are no longer able to offer network services as we are outsourcing our own switching services. Our Short Messaging revenue and Tower lease income remained constant from 2005 to 2006.

Cost of Revenues. Cost of revenues currently consists primarily of roaming charges from our roaming partners, switch operation and network maintenance charges from our switch hosting provider, and circuits. Cost of revenues decreased from $456,723 to $308,400 for the year ended December 31, 2006, representing a 32.5% decrease which represents 72.0% and 75.3% of the total revenues for the year ended December 31, 2006 and December 31, 2005, respectively. The decrease in the cost of revenue is directly related to our 29.4% decrease in revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased by $1,167,547 to $1,955,173 for the year ended December 31, 2006 from $787,626 for the year ended December 31, 2005. The 148% increase in our Selling, General and Administrative Expenses is mainly attributable to increased staffing from two to five employees, relocating our offices to Colorado from Nebraska, relocating our switching operations to Dallas, and the legal expense of litigation and our shareholder meeting in October 2006.

Interest Expense. Interest expense increased by $330,681 or 79.1% to $790,592 for the year ended December 31, 2006 from $459,911 for the year ended December 31, 2005. .. Included in interest expense, our non cash interest expense increased from $233,500 in 2005 to $632,012 in 2006. These increase are due to interest expense on increased lender loan balances.

Impairment of Assets. The Company discontinued operating its network switching services and wireless paging services in Gering, Nebraska in 2006. The Company wrote off $1,641,592 of network switching and paging equipment and other fixed assets associated with its operations in Gering. The Company recorded a loss on disposal of assets of $661,210 in 2006.

Net Loss. Net Loss for the year ended December 31, 2006 increased by $1,215,394 to ($2,437,714) as compared to ($1,222,320) for the year ended December 31, 2005. The increase in net loss is due to a combination of decreased revenues, increased selling, general and administrative expenses and interest expense on increasing lender loans.

Net Loss Per Share. The net loss per share of common stock for the year ended December 31, 2006 was ($0.05) and ($0.05) for the year ended December 31, 2005.

Liquidity and Capital Resources December 31, 2005 and 2006

Cash as of December 31, 2006 amounted to $45,872 as compared with $115 for the year ended December 31, 2005, an increase of $45,667.

Net cash used in investing activities was $945,353 in 2006 as compared with $0 in 2005 from the purchase of property and equipment in 2006.

Net cash provided by financing activities increased to $2,383,415 in 2006 from $1,250,996 in 2005 primarily from increased funding from the Company investors.

We will continue to finance our operations mainly from loans from major shareholders and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2007; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,200,000 (or $100,000 per month) over the next twelve (12) months, in the following areas:

o	Salaries and labor = $700,000
o	Marketing = $200,000
o	General and Administrative (exclusive of salaries) = $300,000

Our current cash of $45,872 as of December 31, 2006 will satisfy our cash requirements for less than one month.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2006, the Company incurred a net loss of $2,437,714 and has a working capital deficit of $7,176,689 and a stockholders’ deficit of $6,265,816 at December 31, 2006.

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

Recent Pronouncements

Please see Note 1 of our audited financial statements for recent pronouncements.

ITEM 7. FINANCIAL STATEMENTS.

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2006, and results of its operations and its cash flows for the years ended December 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado
February 26, 2007

Telemetrix, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets

Current assets:
Cash	$ 45,872
Accounts receivable, net	41,190

Total current assets	87,062

Property and equipment, net	908,223

Other assets:
Licenses	2,650

Total assets	$ 997,935

Liabilities and stockholders’ (deficit):

Current liabilities:
Accounts payable	$ 790,806
Accrued expenses	178,014
Accrued expenses - affiliates	544,779
Convertible debentures	1,200,000
Notes payable - affiliates	4,232,473
Accrued Interest - affiliates	317,680

Total current liabilities	7,263,751

Stockholders’ (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	—
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	—
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,483
Paid in capital	72,831,407
Accumulated (deficit)	(79,277,706)

Total stockholders’ (deficit)	(6,265,816)

Total liabilities and stockholders’ (deficit)	$ 997,935

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Revenue:
Pager	$ 27,081	$ 81,524
Network services	173,091	303,490
Short messaging	213,410	208,916
Other	14,530	12,500

Total revenue	428,112	606,430

Cost of revenue	308,400	456,723

Gross margin	119,712	149,707

Operating expenses:
Bad debts	(40,284)	130,990
Selling, general and administrative expenses	1,955,173	787,626

Total operating expenses	1,914,889	918,616

(Loss) from operations	(1,795,177)	(768,909)

Other (income) expense:
Gain on the settlement of debt	(809,265)	(6,500)
Loss on Disposal of Assets	661,210	—
Interest expense	790,592	459,911

Total other (income) expense	642,537	453,411

Net (loss)	$(2,437,714)	$(1,222,320)

Per share information - basic and fully diluted:
Weighted average shares outstanding	50,984,627	24,999,682

Net (loss) per share	$ (0.05)	$ (0.05)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statement of Stockholders’ (Deficit)
Years Ended December 31, 2005 and 2006

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2004	24,999,682	$ 25,000	$52,165,736	$(75,617,672)	$(23,426,936)

Net (loss) for the year	—	—	—	(1,222,320)	(1,222,320)

Balance at December 31, 2005	24,999,682	25,000	52,165,736	(76,839,992)	(24,649,256)

Subscribed shares issued	155,483,686	155,483	20,296,071	—	20,451,554
Stock options	—	—	333,600	—	333,600
Reclassification of unissued shares	—	—	36,000	—	36,000
Net (loss) for the year	—	—	—	(2,437,714)	(2,437,714)

Balance December 31, 2006	180,483,368	$180,483	$72,831,407	$(79,277,706)	$(6,265,816)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net (loss)	$(2,437,714)	$(1,222,320)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	170,926	158,010
Loss on the disposal of equipment	661,210	—
Gain on the settlement of debts	(809,265)	—
Stock options	333,600	—
Accretion of beneficial conversion feature charged to interest	233,500	233,500
Bad debts	(40,284)	130,990
(Increase) decrease in accounts receivable	199,659	(295,594)
(Increase) decrease in other current assets	15,000	(14,067)
(Decrease) in accounts payable	(165,927)	(222,628)
(Decrease) increase in accrued expenses	446,990	(43,170)
Increase in accounts payable and accrued expenses-affiliates	—	12,752

Net cash (used in) operating activities	(1,392,305)	(1,262,527)

Cash flows from investing activities:
Purchase of property and equipment	(945,353)	—

Net cash (used in) investing activities	(945,353)	—

Cash flows from financing activities:
Advances from affiliates	2,721,259	764,000
Proceeds from debt	—	690,000
Payments on long-term debt and notes	(337,844)	(203,004)

Net cash provided by financing activities	2,383,415	1,250,996

Net increase (decrease) in cash	45,757	(11,531)

Beginning - cash balance	115	11,646

Ending - cash balance	$ 45,872	$ 115

Supplemental cash flow information:
Cash paid for income taxes	$ —	$ —

Cash paid for interest	$ 58,825	$ 49,853

Supplemental non cash investing and financing activities:
Conversion of related party notes to stock subscriptions	$ —	$ 600,000

Conversion of accrued interest to note payable	$ 165,213	$ —

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Telemetrix Inc. (the “Company”) is a wireless mobile telecommunications service provider and network operator, with headquarters in Boulder, Colorado. The Company is a provider of network access for third generation (3G) network connectivity for machine-to-machine applications.

Network access involves providing a source and means for telemetry and telematic companies and customers to use the nationwide PCS networks of major carriers for the transmission of data and messages which are necessary in the conduct of their business. Telemetrix provides the service as a “data only” offering through the roaming agreements which it has with other PCS carriers and operators in North America, including Mexico and Canada.

The company’s wholly owned subsidiary, Tracy Corporation II has a Federal Communication Commission (FCC)-issued license for wireless services in Basic Trading Area 411, for Scottsbluff, Nebraska. The license entitles the company to operate a GSM (Global System for Mobile Communications) wireless communication network in this area, providing voice and data services. GSM is the world’s predominant mobile communications technology, with over 2 billion users worldwide.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes paging and telemetry revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of equipment is recognized upon delivery to the customer.

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

Buildings and improvements	5 - 31.5 years
Office equipment	7 years
Computer equipment and software	5 - 7 years
Communication equipment	3 years
Vehicles	5 years

Licenses

FCC Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was $92,285 and $71,202 during 2005 and 2006. The FCC C Block license was fully depreciated in September 2006 when the license was renewed for an additional 10 years. The FCC F Block license expires in April 2007.

Licenses consist of the following at December 31, 2006:

Licenses	$922,856
Less: accumulated amortization	920,206

$ 2,650

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. The Company charged $661,210 to operations in 2006 related to the abandonment of equipment.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140.” This Statement, issued in February 2006, amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

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

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

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

SFAS 156 - “ccounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140”

This Statement, issued in March 2006, amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

NOTE 2.     BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2006, and 2005, the Company incurred net losses of $2,437,714 and $1,222,320 and has a working capital deficit of $7,176,689 and a stockholders’ deficit of $6,265,816 at December 31, 2006.

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

NOTE 3.      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006, consisted of the following:

Land	$ 13,301
Billing System	60,000
Network equipment	836,500
Towers and Antennas	222,870

1,132,671
Accumulated depreciation and amortization	(224,448)

$ 908,223

Depreciation and amortization expense for the years ended December 31, 2006, and 2005, was $99,725 and $65,725.

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Supplier Agreement with Pario Solutions, a Nokia value added reseller located in Texas. This Hosting Agreement allows the Company to comply with Federal Communications Commission and Department of Justice requirements for wireless carriers, as well as provide a higher level of wireless services. The transition from the switch in Gering, Nebraska to Dallas, Texas took place in September 2006. In the Equipment Supplier Agreement, the Company agreed to purchase $794,000 of Nokia equipment, software and services from Pario.

As of December 31, 2006, the Company has purchased $885,363 of equipment, primarily a media gateway, to enable its radio access network in Gering, Nebraska to connect to Pario Solution’s switch in Dallas, Texas. This new equipment replaces nearly all of the equipment previously used in our operations. In 2006, the Company wrote off $1,142,382 of fixed assets resulting in a loss on disposal of $661,210. The Company has granted a security interest in this equipment to a related party and the Company has pledged substantially all property and equipment as collateral on the notes described in Note 4.

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

On September 29, 2006, the Company entered into a Master Services Agreement with Verisign, Inc. for outcollect billing and exchange services. This software billing license allows the Company to exchange billing information with its cellular roaming partners, including T-Mobile, Cingular and Dobson Communications. The monthly fees for the outcollect billing and exchange services has a $5,000 minimum per month with per record rates once the Company achieves a certain volume of transactions. The initial term of the contract will terminate on December 31, 2008.

On October 12, 2006, the Company entered into a three year Master Services Agreement for postpaid billing and provisioning services with Haagenti Group Inc. This software billing license allows the Company to create a system for switching and billing telephone calls, managing associated hardware, configuration, and provisioning with Pario Solutions equipment. The monthly fees are a minimum of $3,000 per month or 2.5% of revenue with increased minimums once we obtain 10,000 customers.

NOTE 4.     NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to three affiliates of the Company in the principal amount of $4,232,473 at December 31, 2006. The Company recorded interest expense of $316,887 and $633,007 on these notes as of December 31, 2005 and 2006.

Type of Debt	Interest Rate	Conversion Price/Share	Maturity Date	Amount of Principal
Demand notes	15$	N/A	Demand	$ 713,259
Convertible notes	15%	$.015	12/31/07	3,052,214
Convertible notes	10%	$.020	12/31/06	467,000

Debt discount, less amortization of $467,000				—

				$4,232,473

The Company has issued demand notes to Nyssen LP (“Nyssen”) totaling $713,259 for advances from November 30, 2004 through December 30, 2006. The demand notes pay interest at 15% per annum and are due on demand. During 2005 and 2006, the Company received $390,000 and $323,259 in advances from Nyssen and recorded interest expense of and $18,585 and $97,996.

On October 2, 2006, the Company issued convertible promissory notes for $2,547,214 to Becker Capital Management LLC and LB Becker Consulting Inc. (“Becker”) in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,214 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007. At December 31, 2006, the principal note balances including $505,000 advanced between October 3, 2006 and December 31, 2006, was $3,052,214. During 2005 and 2006, the company has received $764,000 and $2,398,000 in loans from Becker converted $300,000 into 11,000,000 shares of common stock, and recorded interest expense of $18,102 and $250,141 on these loans.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The Company recorded $46,700 and $51,370 of interest expense on this note during 2005 and 2006. See Notes 5 and 12.

The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature for the $467,000 convertible note. As such, $492,000 was credited to additional paid in capital in 2004. The allocation of $467,000 will be amortized over 24 months commencing January 1, 2005, and the allocation of $25,000 was charged to interest expense during the year ended December 31, 2004. The Company recorded $233,500 of interest expense on this note during 2006.

NOTE 5.      CONVERTIBLE NOTES AND DEBENTURES-RELATED PARTY

In November 2006, the Company issued the following common shares for the convertible debt described below:

May 2003 Exchange and Conversion Agreements	31,310,208
May 2003 Stock Purchase Agreement	3,519,004
Deferred Officer Compensation	6,479,474
February 2003 Convertible Promissory Note	36,175,000
November 30, 2004 Settlement Agreement	60,000,000
November 30, 2004 Settlement Agreement Future Funding	18,000,000

Total shares issued	155,483,686

May 2003 Exchange and Conversion Agreements:

During May 2003, the Company, through corporate resolution, agreed to convert existing corporate indebtedness of major shareholders and investors in the company into equity through an approved corporate exchange of non-issued common shares for notes and accrued interest aggregating $4,107,297. The conversion of debt to equity by those participating note holders would include the issuance of preferred and common shares since the Company did not have a sufficient number of authorized common shares to complete the transaction. The Corporation’s Amended Articles of Incorporation (“Articles”) authorizes the Corporation to issue up to 5,000,000 Preferred Shares, with a par value of $.001 (“Preferred Shares”) in one or more series at such price and in such number as authorized by the Board of Directors. Accordingly, the Board of Directors designated 250,000 Preferred Shares as Series D Preferred Shares (see Note 8). In addition to the stated interest rates through 2003 the Company has agreed to issue an aggregate of 16,650,301 shares of common stock as additional consideration for the loans. These shares have been valued at $3,951,927, which represents the fair market value of the shares on the dates of the loans. The parties to the agreements subsequently agreed to accept common stock in lieu of the combination of preferred and common. In November 2006, the Company issued 31,310,208 shares of common stock in to fulfill its obligations under the agreements.

May 2003 Stock Purchase Agreement:

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. During the year ended December 31, 2004, the Company issued 6,523,496 of these common shares and reduced the stock subscription by $260,940. In November 2006, the Company issued the remaining 3,519,004 shares of common stock due to the former officer.

November 30, 2004 Settlement Agreement:

During October 2003 the Company entered into a funding agreement with Nyssen LP (“Nyssen”) under which the Company would be able to borrow up to $2,000,000 in the form of convertible notes. As of November 30, 2004, the Company was advanced an aggregate of $1,600,025 pursuant to this funding agreement. Pursuant to an amended agreement dated November 30, 2004, Nyssen agreed to convert the $1,600,025 into common shares at $.04 per share receiving subscriptions for 40,000,000 shares of common stock. In the same agreement, an entity related to Nyssen received subscriptions for 20,0000,000 shares of common stock for services. In November 2006, the Company issued 40,000,000 share of common stock to Nyssen in exchange for the $1,600,025 note and 20,000,000 to their affiliate for services.

As provided in the November 30, 2004 agreement, Nyssen and another affiliate of the Company, Becker Capital Management LLC (“Becker”) agreed to invest an additional $600,000 for a total of 18,000,000 shares of common stock. Both Nyssen and Becker advanced the Company $600,000 in 2005. In November 2006, the Company issued 7,000,000 shares of common stock to Nyssen and 11,000,000 shares to Becker.

February 2003 Convertible Promissory Note:

On February 3, 2003, the Company issued a $30,000 term note with interest at 10% per annum payable to a related party which required three installment payments of $10,000 each on March 3, 2003, April 3, 2003 and May 3, 2003. The note provided a penalty that in the event a payment was not received, within 5 days of each due date, the Company would be declared in default. The holder of the note would then be entitled to receive shares of stock of the Company at $0.11 per share, for outstanding principal balance including interest. Additionally, for each 30 days beyond the due date, additional shares would be computed at the rate of ½ of the initial conversion rate. On November 30, 2004, the note plus $4,757 in accrued interest was converted into shares of stock of the Company, at par, with the holder to receive 36,175,000 shares of common stock. In November 2006, the Company issued the related party 36,175,000 shares of common stock.

NOTE 6.     NOTES PAYABLE

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $98,760 of interest expense on these debentures during 2006. Total interest payable on these debentures is $544,779 at December 31, 2006.

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

--

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $50,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026 subject to certain limitations resulting from a change in control. The deferred tax asset of approximately $16,000,000 relating to the operating loss carry forward has been fully reserved at December 31, 2006. The principal difference between the operating loss for income tax purposes and book purposes results from non cash stock compensation and interest.

NOTE 8.      STOCKHOLDERS’ (DEFICIT)

Preferred Stock

The Company has 25,000,000 shares of authorized but unissued Preferred Shares with a par of $.001, including the Series D Preferred shares described below.

The Company has 250,000 shares of authorized but unissued Series D Preferred Shares that are senior to the Company’s common shares in priority for receiving distribution for payment upon liquidation of the Company. Each Series D Share has one vote and has a liquidation preference of $30.00 plus all accrued but unpaid distributions. The Series D Preferred shares will convert into Common Shares at the conversion rate of 200 Common Share for each Series D Preferred Share.

Common Stock

During 2006 the Company’s shareholders voted to increase the number of authorized common shares to 750,000,000. At December 31, 2006, the Company has 180,483,386 shares of issued and outstanding common stock.

The Company had obligations to issue common shares at December 31, 2005, pursuant to the conversions of various loans and accrued interest, incentive shares, and services as follows:

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	47,000,000	6,300,000
Services	20,600,000	3,036,000
Conversion of related
party debt	75,948,445	9,572,607

	156,083,686	$20,487,554

During November 2006 the Company issued 155,483,686 of these common shares ($20,451,554). At December 31, 2006, 600,000 common shares ($36,000) remain unissued.

During the year ended December 31, 2005, the Company recorded stock subscriptions for an aggregate of $600,000 for 18,000,000 shares of common stock related to the conversion of $600,000 of notes payable to affiliates.

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2005. During December 2006 the Company granted options to purchase 15,000,000 shares of common stock to employees and 7,000,000 shares of common stock to directors. The options vested for 7,000,000 common shares on the grant date and 15,000,000 over a three year period. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2006: expected life of options of 3 years, expected volatility of 312%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2006, approximated $0.02 per option. These results may not be representative of those to be expected in future years. During the year ended December 31, 2006, the Company charged $333,600 to operations related to these options.

A summary of stock option and warrant activity is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2004	450,000	$2.04
Granted	--
Exercised/Forfeited	--

Balance at December 31, 2005	450,000
Granted	22,000,000	$0.02
Exercised/Forfeited	--

Balance at December 31, 2006	22,450,000	$0.02

Exercisable at December 31, 2006	12,450,000

Weighted average remaining contractual life – 5 years
Weighted average fair value - $.02

NOTE 9.      COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a three year lease agreement in May 2006 for 965 square feet of office space located at 1721 Broadway, Suite 412 and 413, Scottsbluff, Nebraska 69361, to warehouse our media gateway equipment for $980 per month.

The Company leases its office located at 6650 Gunpark Drive, Suite 100, Boulder, Colorado 80301 from a Director of the Company at a rate of $2,500 per month pursuant to a lease expiring in October 2007.

Future minimum lease payments are as follows:

2007: $36,760	2008: $11,760	2009: $3,920

Rent expense for the years ended December 31, 2006 and 2005 including the above leases were $41,517 and $0.

Litigation

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred share and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case.

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

All parties to the Settlement Agreement are either beneficial owners of the Company’s common stock, current or proposed members of the Company’s management, and/or are parties or affiliates of parties involved in the Litigation that gave rise to the Settlement Agreement. The specific terms of the Settlement Agreement, including the relationships among the parties to the Settlement Agreement is discussed in the Schedule 14A Proxy Statement filed with the SEC on September 15, 2006 and sent to the shareholders in October 2006.

In the Settlement Agreement, the parties agree that the parties will undertake the following actions:

Increase the Company’s authorized share capital;
Effect material share issuances to Becker Capital Management;
Effect material share issuances to Nyssen LP and TowerGate Finance Limited; and
Adopt a stock option plan for the Company’s existing and new management.

On October 27, 2006, at the Company’s annual meeting of shareholders, a majority of the Company’s shareholders: approved the election directors of the Company; (2) ratified the selection of Stark Winter Scheinkein & Co. LLP. as the Company’s independent auditors for the fiscal years ending 2005 and 2006; (3) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750 million shares; (4) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 25 million; (5) approved the Settlement Agreement dated November 30, 2004, as described in the Company’s Proxy Statement relating to the annual meeting; and (6) approved the adoption of the Company’s 2006 Employee Incentive Stock Option plan as described in the Proxy Statement related to the annual meeting.

All of the parties to the Settlement Agreement abstained from voting on these proposals. On November 2, 2006, the Company filed an amendment to its Articles of Incorporation increasing the number of authorized shares of common stock to 750 million shares and increasing the number of authorized shares of preferred stock to 25 million. The Company is also involved in various legal actions arising in the normal course of business management believes that such matters will not have a material effect upon the financial position of the Company. Valley Bank and Trust Co., (“Valley Bank”) located in Scottsbluff, Nebraska, filed a Financing Statement and Security Agreement with the Secretary of State of Nebraska listing Tracy Corporation II as a debtor in March 1998 and extended on December 1, 2002. The Company is unaware of any debt owed to Valley Bank and Valley Bank has not provided any evidence of indebtedness of the Company or Tracy Corporation II. The Company has requested that Valley Bank file a termination statement with the Nebraska Secretary of State. If Valley Bank refuses this request, the Company will contest the validity of the financing statement and security agreement.

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

A.	for general damages in an amount to be established at trial;

B.	alternatively, a rescission of the Agreement;

C.	for cost of the arbitration, including attorneys’ fees; and

D.	for such other and further relief as the Arbitrator may deem just and fair.

NOTE 10.      CONCENTRATIONS

During the year ended December 31, 2006, one customer accounted for approximately 28% of total revenue. During the year ended December 31, 2005, one customer accounted for approximately 46% of total revenue.

NOTE 11.      NON-RECURRING CHARGES

The Company recorded a gain on the extinguishment of debt of $809,265 in 2006. Of the recorded gain, $151,608 is from the settlement of debt with vendors and $657,657 is the result of debts going beyond the statute of limitations for collection.

The Company recorded a loss on disposal of assets of $661,210 in 2006. The Company discontinued operating its network switching services and wireless paging services in Gering, Nebraska in 2006. The Company wrote off $1,641,592 of network switching and paging equipment and other fixed assets associated with its operations in Gering.

NOTE 12.      SUBSEQUENT EVENTS

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $565,400 for outstanding loans under a promissory note issued in December 2004. The Company did issue Mr. Tracy a promissory note in December 2004 for $467,000 plus interest at 10% per annum but the Company is currently engaged in another lawsuit involving Mr. Tracy in which the promissory note appears to be related to the issue in the other pending lawsuit. The Company is taking the matter under legal advisement, but intends to file an appropriate answer when due. The $467,000 plus the accrued interest have been recorded on the books of the Company. See Note 4.

On February 2, 2007 Michael J. Tracy filed a complaint in the County Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 169. Michael Tracy is a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,496 in rent, electrical, water, heating/air-conditioning and janitorial bills for November and December 2006, associated with a lease agreement that expired October 31, 2006. The Company is taking the matter under legal advisement, but intends to file an appropriate answer when due.

As of the date of this report, the Company has received $130,000 in advances in the form of the convertible note to Becker described in Notes 4.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A.      CONTROLS AND PROCEDURES

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

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

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

Name	Age	Position	Term of Office
William Becker	77	Chairman of the Board	Until resignation
		CEO and President	Or removal

Larry Becker	49	Director	Until resignation
			Or removal

Gary Brown	54	Secretary and Treasurer	Until resignation
		And Director	Or removal

Chris Fitzsimmons	41	Director	Until resignation
			Or removal

Piers Linney	35	Director	Until resignation
			Or removal

William W. Becker, Chairman of the Board and Chief Executive Officer. Mr. Becker is a principal of Hartford Holdings Ltd.. Mr. William Becker has held the position of Chairman of the Board of Telemetrix from 1999 until April 2004. He was reelected Chairman in September 2004, replacing Mr. Patrick J. Kealy who was elected Chairman in April 2004. Hartford Holdings Ltd., is a Cayman Islands corporation which invests in real estate, oil and gas, and telecommunication entities. It is solely owned by Mr. William W. Becker. Mr. Becker founded a number of companies in telecommunications, cable television, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas, Ltd. Mr. Becker was a significant investor of ICG Communications, Inc., a competitive local exchange carrier, for which he served as Chairman and Chief Executive Officer from 1987 to June 1995. Mr. Becker devotes the majority of his time to Telemetrix.

Gary Brown has been Secretary and Treasurer since September 16, 2004 and has been a Director since October 9, 2004. Mr. Brown is the Chief Executive Office and President of Gobility Inc., a systems integrator for WIFI networks. Previously, Mr. Brown was Executive Vice President of Global Sales of Global Sales Operations for Tekelec Inc., a manufacturer of next generation switching systems, STP, and communication applications worldwide. From December 2001 to October 2003, Mr. Brown served as Chief Operating Officer of Metro-Optics, also a manufacturer of telecommunications switching systems. Mr. Brown has more than 30 years experience in the telecommunications industry.

Larry Becker is a Director of the Company and was elected to preside over sharpening our strategic focus and concentrating on debt restructuring, financial viability, operating efficiencies, long-term growth opportunities and shareholder appreciation. Larry also manages and oversees the operation of Becker Capital Management and regularly serves in key capacities within its portfolio companies. Larry has numerous years of experience in operating, early stage start up, restructuring and positioning for future investment. Larry’s most notable roles include CEO of SkyConnect Inc. an ad insertion company sold to nCUBE a Larry Ellision portfolio company, CEO of VR-1 Inc., a multiplayer game technology company able to forge strategic relationships with MicroSoft, Sony & Deutsche Telecom, CEO of Aircell Inc. which provides air to ground communications for business jets and was able to attract funding from Blumenstein Thorne and Pritzker of the Chicago area. Larry also manages A real estate portfolio in the United States and Canada. Larry serves on a local school board and is a Director of the YMCA of Boulder. Larry graduated from the University of Alberta with a major in Finance

Christopher Fitzsimmons. Since March 2000, Mr. Fitzsimmons has served as a Director of TowerGate Ltd. TowerGate Ltd. has provided corporate finance, fundraising and strategic advisory services to the Company since October 2003. From April 1999 until March 2000, Mr. Fitzsimmons was a Director of Technology and Finance Ltd., in Cambridge, where he was responsible for preparing business plans for early stage technology companies in the Cambridge area. Mr. Fitzsimmons holds a Bachelor’s degree in production engineering from Nottingham University, a Master’s in Science and Industrial Robotics from Cranfield University, and holds a Master’s in Business Administration from Cranfield School of Management. Mr. Fitzsimmons is a registered investment representative licensed in the United Kingdom. Mr. Fitzsimmons is a member of the Charter Institute of Marketing, where he holds a diploma in marketing.

Piers Linney. Mr. Linney is a Director of TowerGate Ltd., a United Kingdom company, which has provided corporate finance, fund raising and strategic advisory services to the Company since 2003. From March 2001 to December 2003, Mr. Linney was Director of Lalazar Ltd., London, England, United Kingdom, a media company where he was Director and Chief Operating Officer, with operational responsibility for 40 staff members. From March 2000 to December 2000, Mr. Linney was also a Director and Chief Operating Officer of Doctor’s World PLC which had ten employees. Mr. Linney was an investment banking associate of Credit Suisse First Boston, London, England, United Kingdom, from January 1998 to March 2000. Mr. Linney is a graduate of the University of Manchester with a degree in law and accounting, and the College of Law, London, England, United Kingdom, and is a solicitor of the Supreme Court of England. Mr. Linney also holds a registered securities representative license from the Securities Institute, London, England, United Kingdom. Mr. Linney is a member of the Law Society of England and Wales.

Significant Employees

None

Family Relationships

Larry Becker, a Director of the Company, is the son of William Becker, Chairman, CEO and President. Lorn Becker, a 5% beneficial owner of our common stock, is also the son of William Becker. There are no other family relationships.

Legal Proceedings

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

Committee of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various such committees during the current fiscal year. Currently, our Board of Directors makes decisions regarding compensation, our stock option plan, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

Audit Committee

We presently do not have an audit committee and have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Larry Becker, a Director of the Company, is experienced in financial matters and holds a Bachelor of Commerce with a major in Finance from the University of Alberta.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2006, 2005, and 2004 respectively.

     SUMMARY COMPENSATION CHART

	Annual Compensation		Long Term Compensation
Name & Position	Year	Salary $	Bonus $	Other $	Restricted Stock Awards	Options $	Payouts $	All Other Compensation $
William Becker (1)	2006	0	0	0	0	0	0	0
Chairman, CEO	2005	0	0	0	0	0	0	0
and President	2004	0	0	0	0	0	0	0

Gary Brown (2)	2006	0	0	0	0	0	0	0
Secretary and	2005	0	0	0	0	0	0	0
Treasurer	2004	0	0	0	0	0	0	0

Michael Tracy (4)	2006	40,000	0	0	0	0	0	120,000
Former CEO and	2005	40,000	0	0	0	0	0	144,687
President	2004	70,000	0	0	0	0	0	0

Geoffrey Girdler (5)	2006	0	0	0	0	0	0	0
Former Chief Executive	2005	0	0	0	0	0	0	0
Officer	2004	150,000	0	0	0	0	0	0

Richard Dineley (6)	2006	0	0	0	0	0	0	0
Former President	2005	0	0	0	0	0	0	0
	2004	200,000	0	0	0	0	0	0

1.	William Becker, our Chairman, CEO and President received 2,000,000 options to purchase our common stock, with an exercise price of $.02 per share, the fair market value on the date of grant.
2.	Gary Brown, our Secretary and Treasurer, received 2,000,000 options to purchase our common stock with an exercise price of $0.02 per share, the fair market value on the date of grant.
3.	Larry Becker, a Director, received 2,000,000 options to purchase our common stock with an exercise price of $.02 per share, the fair market value on the date of grant.

4.

In 2006, Michael Tracy, our former CEO and President, received payment of $40,000 from a consulting agreement from December 1, 2004 through July 31, 2005. >From August 1, 2005 through May 31, 2006, Mr. Tracy’s wholly owned company, Greenfly LLC, received consulting fees of $24,000 per month for a services agreement to operate our switch and radio access network in Gering, Nebraska. In November 2006, Mr. Tracy received 7,499,358 shares of our common stock for deferred compensation from 1999 through 2003. The shares were valued at prices ranging from $.06 to $.36 per share and the Company recorded $859,000 in salary expense in 1999 through 2003. Mr. Tracy has not been an employee of the Company since 11/30/04 and does not have any agreements with the Company as of December 31, 2006.

5.	Geoffrey Girdler’s position with the Company was through September 16, 2004.
6.	Richard. Dineley’s position with the Company was from June 17, 2004 through September 16, 2004.

     OPTION/SAR GRANTS 2006

Name and Principle Position	Number of Securities Underlying Options	% of Total Options Granted in 2006	Exercise Price	Expiration Date
William W. Becker, Chairman of the	2,000,000	9.0	$.02	12/28/11
Board, CEO and President

Gary Brown, Director,	2,000,000	9.0	$.02	12/28/11
Secretary and Treasurer

Larry Becker,	2,000,000	9.0	$.02	12/28/11
Director

Total	6,000,000	27.0	$.02	12/28/11

     AGGREGATE OPTIONS/SAR EXERCISES IN 2006 AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
William W. Becker, Chairman of	N/A	N/A	2,150,000	$0
the Board, CEO and
President
Gary Brown	N/A	N/A	2,000,000	$0
Director, Secretary and Treasurer

Larry Becker,	N/A	N/A	2,000,000	$0
Director

Total	6,000,000	N/A	6,150,000	$0

There were no in-the-money exercisable options or SARs at the end of the fiscal year.

Board Compensation

William Becker, Gary Brown and Larry Becker received a grant of 2,000,000 options each to purchase shares of our common stock with an exercise price of $.02 per share, the fair market value on the date of grant. The options were granted for prior services. Our newly elected Directors, Christopher Fitzsimmons and Piers Linney, did not receive any compensation for their services as member of the Board of Directors in 2006.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership as of December 31, 2006: (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Other than the Convertible Promissory Notes discussed in Note 4 of the Audited Financial Statements, there are not any pending or anticipated arrangements that may cause a change in our control.

Security Ownership of Beneficial Owners:

Title of Class	Name & Address	Amount	Nature	Percentage
Common	William W. Becker Chairman of the	21,248,763	Direct	11.8%
	Board, and CEO, Park Lane West Bay	(1)	And
	Road Georgetown, Grand Cayman, B.W.I.		Indirect

Common	Gary R. Brown	2,000	Indirect	<1%
	Director, Secretary and Treasurer	(2)
	211 Long Canyon Ct. Richardson, TX

Common	Larry Becker	21,347,348	Indirect	11.8%
	Director	(3)
	6650 Gunpark Drive
	Boulder, C 80301

Common	Man Prince Holdings Ltd.,	15,725,000	Direct	8.7%
	201, 9618 – 42 Avenue	(4)
	Edmonton, Alberta, Canada

Common	Matthew Hudson	61,000,000	Indirect	33.8%
	New Broad street House, 35 New Broad	(5)
	Street, London, England

Common	Michael J. Tracy	32,552,644	Direct And	18.0%
	Former CEO and Director, 721 East	(6)	Indirect
	38th Street, NE 69361

Common	Dianne Larkowski	10,042,500	Direct	5.6%
	3482 16th Circle	(7)
	Boulder, CO 80304

Title of Class	Name & Address	Amount	Nature	Percentage
Common	Christopher Fitzsimmons	2,000,000	Indirect	1.1%
	Director, 28 Frogge Street, Ickleton,	(8)
	Saffron Walden, England, UK

Common	Piers Linney	2,000,000	Indirect	1.1%
	Director	(9)
	18 Busby Place
	London, England, UK

Common	Michael L. Glaser	7,341,754	Direct and	4.1%
	Former Secretary and Director	(10)	Indirect
	2324 S. Jackson Denver, Colorado 80210

Common	More than 5% ownership, as a Group	169,258,009	Direct	93.8%
			And Indirect

Common	Officers and Directors, as a Group	46,598,111	Direct and	25.8%
			Indirect

1.

William W. Becker’s beneficial ownership of 21,248,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 16,225,000 shares owned by Wyse Investments, Ltd., a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); and (e) 750,000 shares of our stock owned by Ardara Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s sons.

2.	Gary R. Brown is the beneficial owner of 2,000 shares of our stock. The shares of stock are held in his wife’s name, Pamela Brown.

3.

Larry Becker’s beneficial ownership of 21,347,348 shares of our common stock is composed of: (a) 20,597,348 shares held in the name of Becker Capital Management, LLC, a wholly owned limited liability company of Larry Becker, and (b) 750,000 shares of our common stock held in the name of Ionian Investments, Ltd., a trust that is maintained for the benefit of Larry Becker

4.	Lorn Becker’s beneficial ownership of 15,725,000 is composed of: 15,725,000 shares of our stock held in the name of Man Prince Holdings Ltd., a wholly owned corporation of Lorn Becker

5.

Matthew Hudson’s beneficial ownership of 61,000,000 shares of our common stock is composed of: (a) 47,000,000 shares of our common stock in the name of Nyssen LP, a wholly owned limited partnership of Matthew and Katherine Lucy Hudson, and (b) 14,000,000 shares of our common stock in the name of Tower Gate Finance Ltd.

6.	Michael J. Tracy owns 32,552,644 shares of our stock. The shares of stock are held in his name.

7.	Dianne Larkowski, an employee of the Company, owns 10,042,500 shares of stock. The shares are held in her name.

8.

Christopher Fitzsimmons’s beneficial ownership of 2,000,000 shares of our common stock is held in the name of Towergate Finance Ltd. Mr. Fitzsimmons is a director and shareholder of Towergate Finance Ltd.

9.	Piers Linney’s beneficial ownership of 2,000,000 shares of our common stock is held in the name of Towergate Finance Ltd. Mr. Fitzsimmons is a director and shareholder of Towergate Finance Ltd.

10.

Michael L. Glaser’s ownership of 7,341,754 shares of our common stock is composed of (a) 816,533 shares owned by Michael L. Glaser individually; (b) 12,500 shares owned jointly by Michael L. Glaser and his wife, Catherine M. Glaser; and (c) 6,512,721 shares in the name of Michael L. Glaser IRA Rollover

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name & Address	Amount	Nature	Percent
Common	William W. Becker Chairman of the	21,248,763	Direct	11.8%
	Board, Acting CEO Park Lane West	(1)	And Indirect
	Bay Road Georgetown, Grand Cayman
	British West Indies

Common	Gary R. Brown	2,000	Indirect	<1%
	Director, Secretary and Treasurer	(2)
	211 Long Canyon Ct. Richardson, TX

Common	Larry Becker	21,347,348	Indirect	11.8%
	Director	(3)
	6650 Gunpark Drive, Boulder, CO
		________
Total	Management as a Group	42,598,111		25.3%

(1)

William W. Becker’s beneficial ownership of 21,248,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 16,225,000 shares owned by Wyse Investments, Ltd., a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); and (e) 750,000 shares of our stock owned by Ardara Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s sons.

(2)	Gary R. Brown is the beneficial owner of 2,000 shares of our stock. The shares of stock are held in his wife’s name, Pamela Brown.

(3)

Larry Becker’s beneficial ownership of 21,347,348 shares of our common stock is composed of: (a) 20,597,348 shares held in the name of Becker Capital Management, LLC, a wholly owned limited liability company of Larry Becker, and (b) 750,000 shares of our common stock held in the name of Ionian Investments, Ltd., a trust that is maintained for the benefit of Larry Becker

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an office in Boulder, Colorado, in the office of Becker Capital Management, located at 6650 Gunpark Drive, Suite 100, Boulder, Colorado. This office is used for accounting, sales and marketing, and general and administrative functions. During 2006, the Company paid Becker Capital Management $24,000 for rent and $6,000 for equipment, telephones and supply reimbursement.

ITEM 13.      EXHIBITS AND REPORTS ON FORMS 8-K

(a)      Exhibits

Exhibit
Number               Description

10.1	Haagenti Group, Inc. Master Services Agreement
10.2	Pario Hosting and Equipment Supplier Agreement
10.3	Verisign Master Services Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

August 10, 2006 Report filed on August 22, 2006 October 27, 2006 Report filed on December 7, 2006

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated unbilled for the fiscal year ended December 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements Included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $49,000.00.

The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $35,000.

Audit-Related Fees

None.

Tax Fees

$12,000.00

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.
By /s/ William Becker	March 15, 2007
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ William Becker	March 15, 2007
William Becker, Chairman
By /s/ Gary Brown
Gary Brown, Director	March 15, 2007
By /s/ Larry Becker
Larry Becker, Director	March 15, 2007
By /s/ Christopher Fitzsimmons
Christopher Fitzsimmons, Director	March 15, 2007
By /s/ Piers Linney
Piers Linney, Director	March 15, 2007