Form 10QSB
period 2007-03-31
TELEMETRIX INC
filed 2007-05-14
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	470830931
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6650 Gunpark Drive, Suite 100, Boulder, C0 80301
(Address of principal executive offices)

303-652-0103
(Issuer’s telephone number)

7105 La Vista Place, Suite 100, Longmont, CO 80503
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There are 180,483,368 shares of common stock outstanding as of April 15, 2007.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC.
INDEX

PART I - FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets

Current assets:
Accounts receivable, net	$ 29,873

Property and equipment, net	868,195

Other assets:
Licenses	662

Total assets	$ 898,730

Liabilities and stockholders’ (deficit):

Current liabilities:
Bank overdraft	$ 71,956
Accounts payable	737,424
Accrued expenses	122,629
Accrued interest-Convertible debentures	570,312
Convertible debentures	1,200,000
Notes payable	774,098
Notes payable - affiliates	3,844,109
Accrued Interest - affiliates	476,687

Total current liabilities	7,797,215

Stockholders’ (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	—
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	—
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,483
Paid in capital	72,831,408
Accumulated (deficit)	(79,910,376)

Total stockholders’ (deficit)	(6,898,485)

Total liabilities and stockholders’ (deficit)	$ 898,730

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenue:
Pager	$ —	$ 16,629
Network services	—	72,062
Short messaging	41,776	65,431
Other	1,919	5,721

Total revenue	43,695	159,843

Cost of revenue	42,642	118,760

Gross margin	1,053	41,083

Operating expenses:
Selling, general and administrative expenses	523,370	358,688

Total operating expenses	523,370	358,688

(Loss) from operations	(522,317)	(317,605)

Other (income) expense:
Gain on the settlement of debt	(80,330)	—
Interest expense	190,683	129,156

Total other (income) expense	110,353	129,056

Net (loss)	$ (632,670)	$ (446,761)

Per share information - basic and fully diluted:
Weighted average shares outstanding	180,876,701	24,999,682

Net (loss) per share	$ (0.00)	$ (0.02)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net cash (used in) operating activities	$(336,672)	$(346,137)

Cash flows from investing activities:
Purchase of property and equipment	(39,550)	—

Net cash (used in) investing activities	(39,550)	—

Cash flows from financing activities:
Advances from affiliates	330,350	249,000
Proceeds from notes payable	718,714	150,000
Payments on notes payable affiliates	(718,714)	(52,978)

Net cash provided by financing activities	330,350	346,022

Net increase (decrease) in cash	(45,872)	(115)

Beginning - cash balance	45,872	115

Ending - cash balance	—	$ —

Supplemental cash flow information:
Cash paid for income taxes	$ —	$ —

Cash paid for interest	$ —	$ 18,308

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE  1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

NOTE  2.    EARNINGS PER SHARE

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

NOTE  3.    NOTES PAYABLE – AFFILIATES

The Company has outstanding notes payable to three affiliates of the Company in the principal amount of $3,844,109 at March 31, 2007. During the three months ended March 31, 2007, Becker Capital Management, an affiliate, advanced $330,350 under a Convertible Promissory Note dated October 2, 2006. On March 30, 2007, the Company repaid Becker Capital Management $718,714 of advances made from October 3, 2006 through March 1, 2007. The related party note balances as of March 31, 2007 are as follows:

Type of Debt	Interest Rate	Conversion Price/Share	Maturity Date	Amount of Principal
Demand notes	15%	N/A	Demand	$ 713,259
Convertible notes	15%	$.015	12/31/07	2,663,850
Convertible notes	10%	$.020	12/31/06	467,000

				—
				$3,844,109

The Company has issued demand notes to Nyssen LP (“Nyssen”) totaling $713,259 for advances from November 30, 2004 through March 31, 2007. The demand notes pay interest at 15% per annum and are due on demand. During the three months ended March 31, 2007, the Company recorded interest expense of $26,450 on these loans.

On October 2, 2006, the Company issued convertible promissory notes for $2,547,214 to Becker Capital Management LLC and LB Becker Consulting Inc. (“Becker”) in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,214 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007. During the first three months of 2007, Becker Capital advanced the Company $330,350 under this convertible promissory note. On March 30, 2007, the Company repaid $718,714 of advances under the note from the proceeds of a $718,714 loan from a commercial lender. The loan with the commercial lender was guaranteed by Larry Becker, principal of Becker Capital Management. Additionally, Becker Capital Management’s security interest in the certain property was assigned to this commercial lender. During the three months ended March 31, 2007, the Company recorded interest expense of $118,431 on these notes.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The note is currently in default and Tracy Broadcasting Corporation has filed a complaint in the District Court of Nebraska seeking repayment of the note and interest. The Company recorded $14,127 of interest expense on this note during the first three months of 2007.

NOTE  4.   NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%). The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

$1,200,000 Convertible debentures – interest at 6.0% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $25,533 of interest expense on these debentures during the first three months of 2007. Total interest payable on these debentures is $570,312 at March 31, 2007.

NOTE  5.   GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2007, the Company incurred a net loss of $632,670. In addition, the Company has an accumulated deficit of $79,910,376 and working capital and stockholders’ deficits of $7,767,342 and $6,898,485 at March 31, 2007.

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

NOTE  6.   LITIGATION

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred shares and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case.

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

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others (1) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; (2) a GSM feature including intelligent network functions into a GSM network system; and (3) CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

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

NOTE  7.   NON-RECURRING CHARGES

The Company recorded a gain on the extinguishment of debt of $80,330 in the first quarter of 2007 which is the result of the debt going beyond the statute of limitations for collection.

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $7 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners, wireless network companies, and our switch hosting provider, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

We previously provided professional, back office, and switch sharing services to medium and smaller size wireless carriers through our Network Services Division. In June 2006 we discontinued providing one way wire communication (paging) services. In September 2006 we discontinued providing professional, back office, and switch sharing services through our Network Services Division

Divisions

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

Type of Customers

All of our customers are commercial customers. We have two major types of commercial customers:

o

Resellers — Our resellers resell our short message services, which are often resold in combination with a specific device that the reseller offers as a part of an integrated hardware/communication service package;

o	Wholesale Users — We have wholesale users, such as hardware and software developers that use our short message services for testing and development of hardware and messaging solution services.

Revenues

Our revenues consist of the following:

o

Short Message (SMS)- SMS is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications. This service is generally used by our customers for telemetry systems, involving the use of remote devices for data collection, analysis and messaging. The company has two U.S. patents related to telemetry and data transmission. Telemetrix provides nationwide GSM network access on a wholesale basis for hardware that communicates SMS. We activate Subscriber Identity Module (SIM) cards for telemetry and telematic applications, and have rate plans that are data only (no monthly voice service fees). The company delivers nationwide GSM data service through agreements with network roaming partners, primarily Cingular and T-Mobile.

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

During the three month period ending March 31, 2007, our total revenues of $43,695 were derived from the following:

o	$41,776 from short message service; and
o	$1,919 from other revenue

We discontinued providing paging services in June 2006. We also discontinued providing network services in August 2006.

We will attempt to expand our revenues by marketing our Telemetry Division’s short message service network data access.

Our revenues are dependent upon the following factors:

o

Our ability to secure additional agreements for wholesale and reseller customers using our nationwide network access for short message service and data as well as our ability to generate an increase in usage by our existing customers;

o	Our ability to hire and maintain qualified engineering and customer service staff that will be able to assist in customer set-up and testing;
o	Demand for our services;
o	Individual economic conditions in our markets; and
o	Our general ability to market our services.

Capital Expenditures and Requirements

During 2006, we made capital expenditures of $943,083 for a media gateway, new base station equipment, and billing system. During the first three months of 2007, we have made capital expenditures of $39,550 primarily for additional billing system functions.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues.   Revenues for the three months ended March 31, 2007 decreased by $116,148 or 72.7% to $43,695 from $159,843 for the three months ended March 31, 2006. The decrease in revenue is primarily attributable to discontinuing providing pager and network services in June and August 2006. Short messaging revenue remained consistent with the comparable three month period ended March 31, 2006.

Cost of Revenues.   Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues decreased by 64.1% or $76,117 to $42,643 for the three months ended March 31, 2007 from $118,760 for the comparable 2006 period, representing 97.6% and 74.3% of the total revenues for the three months ended March 31, 2007 and 2006, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The increase in relation to total revenues is due to the fixed costs associated with expanding services in anticipation of increased revenues.

Operating Income/(Losses).   Operating income for the three months ended March 31, 2007 reflected a loss of ($522,317) compared to an operating loss of ($317,605) during the comparable 2006 period. On a year over year basis for the first quarter, our operating losses increased by 64.5% or $204,712. The increase in operating loss was primarily due to decreased revenues and increased cost of general and administrative expenses.

Selling, General and Administrative Expense.   General and administrative expense increased by $164,682 or 45.9% to $523,369 for the three month period ended March 31, 2007, from $358,688 for the three-month period ended March 31, 2006. The increase in our general and administrative expenses is primarily attributable to increased legal costs related to pending litigation of the Company.

Gain on the Settlement of Debt.   The Company recorded a gain on the settlement of debt of $80,330 in the first quarter of 2007 as the result of vendor debts going beyond the statute of limitations for collection.

Interest Expense.   Interest expense for the three-month period ended March 31, 2007 increased by $61,527 or 47.6% to $190,683 as compared to $129,156 for the three-month period ended March 31, 2006. The increase in interest expense is due to increased related party advances and loans.

Net Loss.   Net loss for the three-month period ended March 31, 2007 increased by 41.6% or $185,909 to ($632,670) from ($446,761) for the three months ended March 31, 2006. The increase in net loss is due to reduced revenues and increased selling, general and administrative expenses. Net loss per share decreased to $(0.004) for the three months ended March 31, 2007, as compared to ($0.020) for the three months ended March 31, 2006. The net loss per share decrease is due to the increased weighted average shares outstanding of 180,483,368 at March 31, 2007 as compared with 24,999,682 at March 31, 2006.

Balance Sheet

Current Assets.   Current Assets amounted to $29,873 as of March 31, 2007 representing a decrease of $57,189 or 65.7% from Current Assets of $87,062 as of December 31, 2006. The decrease is due to the cash balance of $0 at March 31, 2007.

Current Liabilities.   As of March 31, 2007, Current Liabilities are $7,797,215 representing an increase of $533,464 or 7.3%, from Current Liabilities of $7,263,751 as of December 31, 2006. The increase is due to increased notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending March 31, 2007 was ($336,672) compared with ($346,137) for the same period in 2006.

Cash used in investing activities for the periods ended March 31, 2007 was $39,550 compared to $0 for the same period in 2006. The increase in cash used in investing activities is due to the purchase of telecommunication billing equipment and licenses.

Cash provided by financing activities for the period ended March 31, 2007 was $330,350 as compared to $346,022 for the period ended March 31, 2006. The cash provided in both periods is from the proceeds of debt and advances from affiliates.

Cash at March 31, 2007 amounted to $0 from $45,872 at December 31, 2006. Cash at April 15, 2007 amounted to $0. The advances from related parties are advanced to the Company as needed.

At March 31, 2007, we have material commitments for capital expenditures of $0. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2007; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of March 31, 2007, we had an accumulated deficit of $$79,910,376 and working capital and stockholders’ deficits of $7,767,342 and $6,898,485 respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $600,000 over the next six (6) months, in the following areas:

o	Salaries and labor = $300,000
o	G&A (exclusive of salaries) = $300,000

Our current cash of $0 as of March 31, 2007 as well as our cash of $0 as of April 15, 2007 will satisfy our cash requirements for less than a day.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we may be forced to take. If any of these foregoing events occur, shareholders could lose their entire investment in our shares.

To date, we have funded our activities principally from loans from related parties and loans from third party lenders.

Contractual Obligations and Commercial Commitments

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,713.82 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647.45 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%). The Company entered into a Security Agreement granting to Lender a security interest in the Nokia Equipment described in Note 4 above. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

On April 3, 2007, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This three year agreement requires a monthly payment of $8,500 per month for services to operate and maintain our radio access network in Nebraska. Additionally, the company signed a three year agreement on office space in Scottsbluff, Nebraska to host our media gateway equipment. This lease requires a monthly payment of $980.00.

In September 2007, the Company entered into an agreement with Verisign for output billing services. This contract enables the Company to provide billing services to our roaming partners, primarily Cingular and T-Mobile. The contract is for 36 months and the charges for this service are transaction based with certain minimums.

In September 2007, the Company entered into an agreement with ARS Informatica for voice and data billing services. This contract enables the Company to provide billing services to our voice and data customers. The contract is for two years and the charges for this service are transaction based with certain minimums.

Item 3.     Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case.

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

April 27, 2007

Telemetrix Inc.

By: /s/ William Becker	April 27, 2007
William Becker, Chairman
By: /s/ Gary Brown	April 27, 2007
Gary Brown, Director
By: /s/ Larry Becker	April 27, 2007
Larry Becker, Director
By: /s/ Christopher Fitzsimmons	April 27, 2007
Christopher Fitzsimmons
By: /s/ Piers Linney	April 27, 2007
Piers Linney