Form 10QSB
period 2007-06-30
TELEMETRIX INC
filed 2007-08-08
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	470830931 (I.R.S. Employer Identification No.)

6650 Gunpark Drive, Suite 100, Boulder, CO 80301
(Address of principal executive offices)

(303) 652-0103
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There are 180,483,368 shares of common stock outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC. INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of June 30, 2007 (unaudited)

Consolidated Statements of Operations for the
Three and six months ended June 30, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the
Six months ended June 30, 2007 and 2006 (unaudited)

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
June 30, 2007
(Unaudited)
Assets

Current assets:
Cash	$79,769
Accounts receivable, net	20,787
Total current assets	100,556

Property and equipment, net	786,142

Total assets	$886,698

Liabilities and stockholders' (deficit):

Current liabilities:
Accounts payable	$726,103
Accrued expenses	178,013
Accrued interest-Convertible debentures	595,845
Convertible debentures	1,200,000
Notes payable	718,714
Notes payable - affiliates	4,299,109
Accrued Interest - affiliates	627,497
Total current liabilities	8,345,281

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	-
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	-
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,483
Paid in capital	72,831,406
Accumulated (deficit)	(80,470,472)
Total stockholders' (deficit)	(7,458,583)

Total liabilities and stockholders' (deficit)	$886,698

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenue:
Pager	$-	$10,062	$-	$26,691
Network services	-	50,515	-	122,577
Cellular services	51,603	57,572	95,298	128,723
Total revenue	51,603	118,149	95,298	277,991

Cost of revenue	39,738	94,061	82,380	212,821

Gross margin	11,865	24,088	12,918	65,170

Operating expenses:
Selling, general and administrative expenses	377,366	561,641	900,736	920,329
Total operating expenses	377,366	561,641	900,736	920,329

(Loss) from operations	(365,501)	(537,553)	(887,818)	(855,159)

Other (income) expense:
Gain on the settlement of debt	-	(151,608)	(80,330)	(151,608)
Bad debts	-	(40,284)	-	(40,284)
Interest expense	194,596	208,371	385,279	337,527
Total other (income) expense	194,596	16,479	304,949	145,635

Net (loss)	$(560,097)	$(554,032)	$(1,192,767)	$(1,000,794)

Per share information - basic and fully diluted:
Weighted average shares outstanding	180,483,368	24,999,682	180,483,368	24,999,682

Net (loss) per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 amd 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(711,903)	$(690,571)

Cash flows from investing activities:
Purchase of property and equipment	(39,550)	(748,923)
Net cash (used in) investing activities	(39,550)	(748,923)

Cash flows from financing activities:
Convertible notes payable - affiliates	785,350	1,223,000
Proceeds from notes payable	718,714	323,259
Payments on convertible notes payable - affiliates	(718,714)	(106,880)
Net cash provided by financing activities	785,350	1,439,379

Net increase (decrease) in cash	33,897	(115)

Beginning - cash balance	45,872	115

Ending - cash balance	$79,769	$-

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2006, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

NOTE 2. EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3. CONVERTIBLE NOTES PAYABLE – AFFILIATES

The Company has outstanding notes payable to three affiliates of the Company in the principal amount of $4,299,109 at June 30, 2007.

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $713,259 for advances from November 30, 2004 through June 30, 2007. The convertible notes pay interest at 15% per annum and mature on December 31, 2007. During the six months ended June 30, 2007, the Company recorded interest expense of $53,495 on these loans.

The related party note balances as of June 30, 2007 are as follows:

Type of Debt	Interest	Conversion	Maturity	Amount
	Rate	Price/Share	Date	of Principal

Convertible notes	15%	$.015	12/31/07	$3,118,850
Convertible notes	15%	$.015	12/31/07	$ 713,259
Convertible notes	10%	$.020	12/31/06	467,000
				$4,299,109

On October 2, 2006, the Company issued convertible promissory notes for $2,547,214 to Becker Capital Management LLC and LB Becker Consulting Inc. (“Becker”) in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,214 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007. During the first six months of 2007, Becker Capital advanced the Company $785,350 under this convertible promissory note. On March 30, 2007, the Company repaid $718,714 of advances under the note from the proceeds of a $718,714 loan from a commercial lender. The loan with the commercial lender was guaranteed by Larry Becker, principal of Becker Capital Management. Additionally, Becker Capital Management’s security interest in certain property was assigned to this commercial lender. During the six months ended June 30, 2007, the Company recorded interest expense of $228,068 on these notes.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The note is currently in default and Tracy Broadcasting Corporation has filed a complaint in the District Court of Nebraska seeking repayment of the note and interest. The Company recorded $28,254 of interest expense on this note during the first six months of 2007.

NOTE 4. CONVERTIBLE DEBENTURES

$1,200,000 Convertible debentures – interest at 6.0% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $51,067 of interest expense on these debentures during the first six months of 2007. Total interest payable on these debentures is $595,845 at June 30, 2007.

NOTE 5. NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%) . The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

NOTE 6. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the six months ended June 30, 2007, the Company incurred a net loss of $1,192,767. In addition, the Company has an accumulated deficit of $80,470,472 and working capital and stockholders’ deficits of $8,244,725 and $7,458,583 at June 30, 2007.

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

NOTE 7. LITIGATION

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred shares and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The Company has filed a motion to have the case dismissed for subject matter jurisdiction.

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $565,400 for outstanding loans under a promissory note issued in December 2004. The Company did issue Mr. Tracy a promissory note in December 2004 for $467,000 plus interest at 10% per annum but the Company is currently engaged in another lawsuit involving Mr. Tracy in which the promissory note appears to be related to the issue in the other pending lawsuit. The Company has filed a motion to have the case dismissed for subject matter jurisdiction. The $467,000 plus the accrued interest have been recorded on the books of the Company.

On February 2, 2007 Michael J. Tracy filed a complaint in the County Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 169. Michael Tracy is a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,496 in rent, electrical, water, heating/air-conditioning and janitorial bills for November and December 2006, associated with a lease agreement that expired October 31, 2006. The case was dismissed with prejudice on May 8, 2007.

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

NOTE 8. NON-RECURRING CHARGES

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $8 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners, wireless network companies, and our switch hosting provider, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

Overview

Until August 2002, our revenues were primarily generated from one way wireless communication (paging) services. Beginning in September 2002, we ceased research and development on telemetry related hardware products; instead, we began focusing on using our Personal Communications System network (PCS) to provide Global Systems for Mobile communications (GSM) network access for telemetry devices from third party providers. At that time, we began providing cellular telemetry services, which consist of sending and receiving Short Messages, including actual text messages transmitted to and from wireless modems, the sale of and service for subscriber identity module (SIM) cards, a cost per short message, and an activation fee for subscriber/customers.

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

  Telemetry Cellular Services- Our Telemetry Division offers wholesale and retail messaging services. For businesses and end users, we provide cellular roaming services. For wholesale customers, we provide short messaging services (SMS). Wholesale SMS are sold through agreements with agents and resellers that purchase our telemetry and data services at wholesale and then resell such services at retail rates.
  Pager Services - Our Paging Division offers wholesale and retail messaging services. For businesses and end users, we provide regional paging services. We discontinued providing Pager Services in June 2006.
  Network Services - Our Network Services Division provides professional, back office, and switch sharing services to medium and smaller size wireless service providers. These services include system upgrades and integration that offer call processing, calling feature enhancements, roamer clearing and settlement, billing and other network services. We discontinued providing Network Services to Wilkes Cellular in August 2006.

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

Revenues Our revenues consist of the following:

  Cellular Services for Short Message (SMS) - SMS is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications. This service is generally used by our customers for telemetry systems, involving the use of remote devices for data collection, analysis and messaging. The company has two U.S. patents related to telemetry and data transmission. Telemetrix provides nationwide GSM network access on a wholesale basis for hardware that communicates SMS. We activate Subscriber Identity Module (SIM) cards for telemetry and telematic applications, and have rate plans that are data only (no monthly voice service fees). The company delivers nationwide GSM data service through agreements with network roaming partners, primarily Cingular and T-Mobile.
  Pager - Pager revenue is derived from monthly paging service contracts with businesses and end consumers. Pager services were discontinued during June 2006.
  Network Services – Network Services revenue is produced by our Network Services Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska. We discontinued providing Network services in August 2006; and
  Other - Other revenue is derived from the rental of our towers, cellular roaming revenue, and telemetry revenue that results from wholesale contracts with resellers of network access and short message services.
  During the six month period ending June 30, 2007, our total revenues of $95,298 were derived from short message service.

We discontinued providing paging services in June 2006. We also discontinued providing network services in August 2006.

We will attempt to expand our revenues by marketing our Telemetry Division's short message service network data access.

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
  Demand for our services;

  Individual economic conditions in our markets; and
  Our general ability to market our services.

Capital Expenditures and Requirements

During the first six months of 2007and 2006, we made capital expenditures of $39,550 and $748,923 for payment of our media gateway.

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenues. Revenues for the three months ended June 30, 2007 decreased by $66,546 or 56.3% to $51,603 from $118,149 for the three months ended June 30, 2006. The decrease in revenue is primarily attributable to discontinuing providing pager and network services in June and August 2006. Cellular services for short messaging revenue decreased 10.4% from the comparable three month period ended June 30, 2006.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues decreased by 57.8% or $54,323 to $39,738 for the three months ended June 30, 2007 from $94,061 for the comparable 2006 period, representing 77.0% and 79.7% of the total revenues for the three months ended June 30, 2007 and 2006, respectively. The decrease in the cost of revenues is attributable to decreased revenues.

Operating Income/(Losses). Operating income for the three months ended June 30, 2007 reflected a loss of ($365,501) compared to an operating loss of ($537,553) during the comparable 2006 period. On a year over year basis for the second quarter, our operating losses decreased by 32.0% or $172,052. The decrease in operating loss was primarily due to decreased cost of general and administrative expenses.

Selling, General and Administrative Expense. General and administrative expense decreased by $184,275 or 32.8% to $377,366 for the three month period ended June 30, 2007, from $561,641 for the three-month period ended June 30, 2006. The decrease in our general and administrative expenses is primarily attributable to closing our office in Gering, Nebraska in June 2006.

Gain on the Settlement of Debt. The Company recorded a gain on the settlement of debt of $151,608 in the second quarter of 2006. The gain on the settlement of debt is related to two vendor lawsuits that were settled in 2006.

Bad Debt Recovery. Bad debt recovery was $40,284 at June 30, 2006. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense. Interest expense for the three-month period ended June 30, 2007 decreased by $13,775 or 6.6% to $194,596 as compared to $208,371 for the three-month period ended June 30, 2006. The decrease in interest expense is due to FCC license payments and interest that were paid in full during the third quarter 2006.

Net Loss. Net loss for the three-month period ended June 30, 2007 increased by 1.1% or $6,065 to ($560,097) from ($554,032) for the three months ended June 30, 2006. The increase in net loss is due to reduced revenues in the second quarter of 2007 as well as $191,892 of Other income recorded in the comparable period in 2006. Net loss per share decreased to $(0.003) for the three months ended June 30, 2007, as compared to ($0.02) for the three months ended June 30, 2006. The net loss per share decrease is due to the increased weighted average shares outstanding of 180,483,368 at June 30, 2007 as compared with 24,999,682 at June 30, 2006.

Comparison of Six months Ended June 30, 2007 and 2006

Revenues. Revenues for the six months ended June 30, 2007 decreased by $182,693 or 65.7% to $95,298 from $277,991 for the six months ended June 30, 2006. The decrease in revenue is primarily attributable to discontinuing providing pager and network services in June and August 2006. Cellular services for short messaging revenue decreased 26.0% from the comparable six month period ended June 30, 2006 due to customers adopting higher speed data applications than short messaging services.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues decreased by 61.3% or $130,441 to $82,380 for the six months ended June 30, 2007 from $212,821 for the comparable 2006 period, representing 86.4% and 76.7% of the total revenues for the six months ended June 30, 2007 and 2006, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The increase in cost of revenues in relation to revenues is due to increased service offerings prior to the full service launch of the services.

Operating Income/(Losses). Operating income for the six months ended June 30, 2007 reflected a loss of ($887,818) compared to an operating loss of ($855,159) during the comparable 2006 period. On a year over year basis for the first six months, our operating losses increased by 3.8% or $32,659. The increase in operating loss was primarily due to decreased revenues.

Selling, General and Administrative Expense. General and administrative expense decreased by $19,593 or 2.1% to $900,736 for the six month period ended June 30, 2007, from $920,329 for the six-month period ended June 30, 2006. The decrease in our general and administrative expenses is primarily attributable to closing our office in Gering, Nebraska in June 2006.

Gain on the Settlement of Debt. Gain on the settlement of debt for the first six months ended June 30, 2007 decreased 47.0% or $71,278 to $80,330 from $151,608. The June 2007 gain was the result of vendor debts going beyond the statute of limitations for collection and the 2006 gain is related to two vendor lawsuits that were settled in 2006.

Bad Debt Recovery. Bad debt recovery was $40,284 at June 30, 2006. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense. Interest expense for the six-month period ended June 30, 2007 increased by $47,752 or 14.1% to $385,279 as compared to $337,527 for the six-month period ended June 30, 2006. The increase in interest expense is due to increased lender loan balances.

Net Loss. Net loss for the six-month period ended June 30, 2007 increased by 19.0% or $191,973 to ($1,192,767) from ($1,000,794) for the six months ended June 30, 2006. The increase in net loss is due to reduced revenues in the first six months of 2007 plus a larger gain on the settlement of debt in 2006. Net loss per share decreased to $(0.01) for the six months ended June 30, 2007, as compared to ($0.04) for the six months ended June 30, 2006. The net loss per share decrease is due to the increased weighted average shares outstanding of 180,483,368 at June 30, 2007 as compared with 24,999,682 at June 30, 2006.

Balance Sheet

Current Assets. Current Assets amounted to $100,556 as of June 30, 2007 representing an increase of $13,494 or 15.5% from Current Assets of $87,062 as of December 31, 2006. The increase is due to the cash balance of $79,769 at June 30, 2007.

Current Liabilities. As of June 30, 2007, Current Liabilities are $8,345,281 representing an increase of $1,081,530 or 14.9%, from Current Liabilities of $7,263,751 as of December 31, 2006. The increase is due to increased notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending June 30, 2007 was ($711,903) compared with ($690,571) for the same period in 2006.

Cash used in investing activities for the periods ended June 30, 2007 was $39,550 compared to $748,923 for the same period in 2006. The cash used in investing activities is due to the purchase of telecommunication billing equipment and licenses.

Cash provided by financing activities for the period ended June 30, 2007 was $785,350 as compared to $1,439,379 for the period ended June 30, 2006. The cash provided in both periods is from the proceeds of debt and advances from affiliates.

Cash at June 30, 2007 amounted to $79,769 from $45,872 at December 31, 2006. Cash at August 1, 2007 amounted to $0. The advances from related parties are advanced to the Company as needed.

At June 30, 2007, we have material commitments for capital expenditures of $0. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2007; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of June 30, 2007, we had an accumulated deficit of $80,470,472 and working capital and stockholders' deficits of $8,244,725 and $7,458,583 respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $600,000 over the next six (6) months, in the following areas:

  Salaries and labor = $300,000
  G&A (exclusive of salaries) = $300,000

Our current cash of $79,769 as of June 30, 2007 will satisfy our cash requirements until the end of July 2007. Our cash of $0 as of August 1, 2007 will satisfy our cash requirements for less than a day.

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

Contractual Obligations and Commercial Commitments

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 8.259%) . The Company entered into a Security Agreement granting to Lender a security interest in the Nokia Equipment described in Note 4 above. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

On April 3, 2007, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This six year agreement requires a monthly payment of $8,500 per month for services to operate and maintain our radio access network in Nebraska. Additionally, the company signed a six year agreement on office space in Scottsbluff, Nebraska to host our media gateway equipment. This lease requires a monthly payment of $980.00.

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

Item 3. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has not been any change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case. The Company has filed a motion to have the case dismissed for subject matter jurisdiction.

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $565,400 for outstanding loans under a promissory note issued in December 2004. The Company did issue Mr. Tracy a promissory note in December 2004 for $467,000 plus interest at 10% per annum but the Company is currently engaged in another lawsuit involving Mr. Tracy in which the promissory note appears to be related to the issue in the other pending lawsuit. The Company is taking the matter under legal advisement, but intends to file an appropriate answer when due. The $467,000 plus the accrued interest have been recorded on the books of the Company. See Note 4. The Company has filed a motion to have the case dismissed for subject matter jurisdiction.

On February 2, 2007 Michael J. Tracy filed a complaint in the County Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 169. Michael Tracy is a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,496 in rent, electrical, water, heating/air-conditioning and janitorial bills for November and December 2006, associated with a lease agreement that expired October 31, 2006. The case was dismissed with prejudice on May 8, 2007.

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

August 8, 2007 Telemetrix Inc.

By: /s/ William Becker	August 8, 2007
William Becker, Chairman

By: /s/ Gary Brown	August 8, 2007
Gary Brown, Director

By: /s/ Larry Becker	August 8, 2007
Larry Becker, Director

By: /s/ Christopher Fitzsimmons	August 8, 2007
Christopher Fitzsimmons

By: /s/ Brett Smithard	August 8, 2007
Brett Smithard