Form 10QSB
period 2007-09-30
TELEMETRIX INC
filed 2007-11-13
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	470830931 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There are 180,483,368 shares of common stock outstanding as of October 15, 2007.

Transitional Small Business Disclosure Format(Check one):     Yes  [   ]    No  [X]

TELEMETRIX INC. INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of September 30, 2007 (unaudited)

Consolidated Statements of Operations for the

Three and nine months ended September 30, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the

Nine months ended September 30, 2007 and 2006 (unaudited)

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

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$207,586
Accounts receivable, net	24,595
Total current assets	232,181

Property and equipment, net	703,989

Total assets	$936,170

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$927,853
Accrued expenses	122,629
Accrued interest-Convertible debentures	622,315
Convertible debentures	1,200,000
Notes payable	718,714
Convertible notes payable - affiliates	4,774,109
Accrued interest - affiliates	806,612
Total current liabilities	9,172,232

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	-
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	-
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,483
Paid in capital	72,831,406
Accumulated (deficit)	(81,247,951)
Total stockholders' (deficit)	(8,236,062)

Total liabilities and stockholders' (deficit)	$936,170

See the accompanying notes to the consolidated financial statements

Telemetrix, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Revenue:
Pager	$-	$390	$-	$27,081
Network services	-	-	-	122,577
Cellular services	55,941	64,245	151,239	192,968
Total revenue	55,941	64,635	151,239	342,626

Cost of revenue	49,185	48,334	131,565	261,155

Gross margin	6,756	16,301	19,674	81,471

Operating expenses:
Selling, general and administrative expenses	559,782	302,209	1,460,518	1,222,539
Total operating expenses	559,782	302,209	1,460,518	1,222,539

(Loss) from operations	(553,026)	(285,908)	(1,440,844)	(1,141,068)

Other (income) expense:
Gain on the settlement of debt	-	-	(80,330)	(151,608)
Loss on disposal of assets	-	661,210	-	661,210
Bad debt recovery	-	-	-	(40,284)
Interest expense	224,452	230,703	609,731	568,230
Total other (income) expense	224,452	891,913	529,401	1,037,548

Net (loss)	$(777,478)	$(1,177,821)	$(1,970,245)	$(2,178,616)

Per share information - basic and fully diluted:
Weighted average shares outstanding	180,483,368	24,999,682	180,483,368	24,999,682

Net (loss) per share	$(0.00)	$(0.05)	$(0.01)	$(0.09)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 amd 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,008,736)	$(1,169,022)

Cash flows from investing activities:
Purchase of property and equipment	(39,550)	(872,441)
Net cash (used in) investing activities	(39,550)	(872,441)

Cash flows from financing activities:
Convertible notes payable-affiliates	1,210,000	2,068,125
Proceeds from notes payable	718,714	323,259
Payments on long term debt and notes payable-affiliates	(718,714)	(323,642)
Net cash provided by financing activities	1,210,000	2,067,742

Net increase in cash	161,714	26,279

Beginning - cash balance	45,872	115

Ending - cash balance	$207,586	$26,394

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$43,264	$63,764

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)

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

NOTE 3. CONVERTIBLE NOTES PAYABLE – AFFILIATES

The Company has outstanding notes payable to three affiliates of the Company in the principal amount of $4,774,109 at September 30, 2007.

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $713,259 for advances from November 30, 2004, through September 30, 2007. The convertible notes pay interest at 15% per annum and mature on December 31, 2007. During the nine months ended September 30, 2007, the Company recorded interest expense of $94,892 on these loans.

The related party note balances as of September 30, 2007, are as follows:

	Interest	Conversion	Maturity	Amount
Type of Debt	Rate	Price/Share	Date	of Principal

Convertible notes	15%	$ .015	12/31/07	$3,593,850
Convertible notes	15%	$ .015	12/31/07	713,259
Convertible notes	10%	$ .020	12/31/06	467,000
				$4,774,109

On October 2, 2006, the Company issued convertible promissory notes for $2,547,214 to Becker Capital Management LLC and LB Becker Consulting Inc. (“Becker”) in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,214 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes mature on December 31, 2007. During the first nine months of 2007, Becker advanced the Company $1,210,000 under this convertible promissory note. On March 30, 2007, the Company repaid $718,714 of advances under the note from the proceeds of a $718,714 loan from a commercial lender. The loan with the commercial lender was guaranteed by Larry Becker, principal of Becker Capital Management. Additionally, Becker Capital Management’s security interest in certain property was assigned to this commercial lender. During the nine months ended September 30, 2007, the Company recorded interest expense of $351,658 on these notes.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The note is currently in default and Tracy Broadcasting Corporation has filed a complaint in the District Court of Nebraska seeking repayment of the note and interest. The Company recorded $42,380 of interest expense on this note during the first nine months of 2007.

NOTE 4. CONVERTIBLE DEBENTURES

$1,200,000 Convertible debentures – interest at 6.0% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $51,067 of interest expense on these debentures during the first nine months of 2007. Total interest payable on these debentures is $622,315 at September 30, 2007.

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

The Company has experienced significant losses from operations. For the nine months ended September 30, 2007, the Company incurred a net loss of $1,970,245. In addition, the Company has an accumulated deficit of $81,247,951 and working capital and stockholders’ deficits of $8,940,051 and $8,236,062 at September 30, 2007.

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

NOTE 7. LITIGATION

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred shares and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The Company has filed a motion to have the case dismissed for lack of subject matter jurisdiction.

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $565,400 for outstanding loans under a promissory note issued in December 2004. The Company did issue Mr. Tracy a promissory note in December 2004 for $467,000 plus interest at 10% per annum but the Company is currently engaged in another lawsuit involving Mr. Tracy in which the promissory note appears to be related to the issue in the other pending lawsuit. The Company has filed a motion to have the case dismissed for subject matter jurisdiction. The $467,000 plus the accrued interest have been recorded on the books of the Company. The Company has filed a motion to have the case dismissed for lack of subject matter jurisdiction.

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

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others (1) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by September 30, 2006; (2) a GSM feature including intelligent network functions into a GSM network system; and (3) CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

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

We previously provided professional, back office, and switch sharing services to medium and smaller size wireless carriers through our Network Services Division. In June 2006 we discontinued providing one way wireless communication (paging) services. In September 2006 we discontinued providing professional, back office, and switch sharing services through our Network Services Division.

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
  Network Services – Network Services revenue is produced by our Network Services Division through incremental charges for the shared use of our central office wireless switch, which enables certain of our customers to operate a remotely located media gateway in their location via a connection with our switch in Gering, Nebraska. We discontinued providing Network services in August 2006; and
  Other - Other revenue is derived from the rental of our towers and cellular roaming revenue.

During the nine month period ending September 30, 2007, our total revenues of $151,239 were derived from short message service.

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

Capital Expenditures and Requirements

During the first nine months of 2007and 2006, we made capital expenditures of $39,550 and $872,441 for payment of our media gateway.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues. Revenues for the three months ended September 30, 2007 decreased by $8,304 or 12.9% to $55,941 from $64,635 for the three months ended September 30, 2006. The decrease in revenue is primarily attributable to decreased usage of short messaging services in favor of higher speed data applications.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues increased by 1.8% or $851 to $49,185 for the three months ended September 30, 2007 from $48,334 for the comparable 2006 period, representing 87.9% and 74.8% of the total revenues for the three months ended September 30, 2007 and 2006, respectively. The increase in the cost of revenues is attributable to expansion of service offerings with minimum usage charges. The increase in cost of revenues in relation to revenues is due to increased service offerings prior to the full service launch of the services.

Operating Income/(Losses). Operating income for the three months ended September 30, 2007 reflected a loss of ($553,026) compared to an operating loss of ($285,908) during the comparable 2006 period. On a year over year basis for the third quarter, our operating losses increased by 93.4% or $267,118. The increase in operating loss was primarily due to increased employee count. Our employees increased from 3 in 2006 to 9 in 2007.

Selling, General and Administrative Expense. General and administrative expense increased by $257,573 or 85.2% to $559,782 for the three month period ended September 30, 2007, from $302,209 for the three-month period ended September 30, 2006. The increase in our general and administrative expenses is primarily attributable an increase in the number of our employees

Loss on Disposal of Assets. A $661,210 loss on disposal of assets was recorded during the third quarter of 2006 attributed to replacing our existing switching equipment with a switch sharing solution in Texas.

Interest Expense. Interest expense for the three-month period ended September 30, 2007 decreased by $6,251 or 2.7% to $224,452 as compared to $230,703 for the three-month period ended September 30, 2006. The decrease in interest expense is due to FCC license payments and interest that were paid in full during the third quarter 2006.

Net Loss. Net loss for the three-month period ended September 30, 2007 decreased by 34.0% or $400,343 to ($777,478) from ($1,177,821) for the three months ended September 30, 2006. The decrease in net loss is due to the $661,210 loss on disposal of assets recorded in the third quarter of 2006. Net loss per share decreased to $(0.00) for the three months ended September 30, 2007, as compared to ($0.05) for the three months ended September 30, 2006. The net loss per share decrease is due to the increased weighted average shares outstanding of 180,483,368 at September 30, 2007 as compared with 24,999,682 at September 30, 2006.

Comparison of Nine months Ended September 30, 2007 and 2006

Revenues. Revenues for the nine months ended September 30, 2007 decreased by $191,387 or 55.9% to $151,239 from $342,626 for the nine months ended September 30, 2006. The decrease in revenue is primarily attributable to discontinuing providing pager and network services in June and August 2006. Cellular services for short messaging revenue decreased 21.6% from the comparable six month period ended September 30, 2006 due to customers adopting higher speed data applications than short messaging services.

Cost of Revenues. Cost of revenues currently consists primarily of signaling charges and short message processing. Cost of revenues decreased by 49.6% or $129,590 to $131,565 for the nine months ended September 30, 2007 from $261,155 for the comparable 2006 period, representing 87.0% and 76.2% of the total revenues for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the cost of revenues is attributable to decreased revenues. The increase in cost of revenues in relation to revenues is due to increased service offerings prior to the full service launch of the services.

Selling, General and Administrative Expense. General and administrative expense increased by $237,979 or 19.5% to $1,460,518 for the nine month period ended September 30, 2007, from $1,222,539 for the nine month period ended September 30, 2006. The increase in our general and administrative expenses is primarily attributable an increase in the number of our employees. Our employees increased from 3 in 2006 to 9 in 2007.

Gain on the Settlement of Debt. Gain on the settlement of debt for the first nine months ended September 30, 2007 decreased 47.0% or $71,278 to $80,330 from $151,608. The June 2007 gain was the result of vendor debts going beyond the statute of limitations for collection and the 2006 gain is related to two vendor lawsuits that were settled in 2006.

Loss on Disposal of Assets. A $661,210 loss on disposal of assets was recorded during the third quarter of 2006 attributed to replacing our existing switching equipment with a switch sharing solution in Texas.

Bad Debt Recovery. Bad debt recovery was $40,284 for the nine month period ended September 30, 2006. The bad debt recovery resulted from the collection of accounts receivable previously written off as bad debt.

Interest Expense. Interest expense for the nine-month period ended September 30, 2007 increased by $41,501 or 7.3% to $609,731 as compared to $568,230 for the nine-month period ended September 30, 2006. The increase in interest expense is due to increased lender loan balances.

Net Loss. Net loss for the nine-month period ended September 30, 2007 decreased by 9.6% or $208,371 to ($1,970,245) from ($2,178,616) for the nine months ended September 30, 2006. The decrease in net loss is primarily due to the loss on the disposal of assets. Net loss per share decreased to $(0.01) for the nine months ended September 30, 2007, as compared to ($0.09) for the nine months ended September 30, 2006. The net loss per share decrease is due to the increased weighted average shares outstanding of 180,483,368 at September 30, 2007 as compared with 24,999,682 at September 30, 2006.

Balance Sheet

Current Assets. Current Assets amounted to $232,181 as of September 30, 2007 representing an increase of $145,120 or 166.7% from Current Assets of $87,062 as of December 31, 2006. The increase is due to the cash balance of $207,586 at September 30, 2007.

Current Liabilities. As of September 30, 2007, Current Liabilities are $9,172,232 representing an increase of $1,908,482 or 26.3%, from Current Liabilities of $7,263,751 as of December 31, 2006. The increase is due to increased notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending September 30, 2007 was ($1,008,736) compared with ($1,169,022) for the same period in 2006.

Cash used in investing activities for the periods ended September 30, 2007 was $39,550 compared to $872,441 for the same period in 2006. The cash used in investing activities in the first nine months of 2007 is due to the purchase of telecommunication billing equipment. The cashed used in 2006 was related to the purchase of telecommunications switching equipment.

Cash provided by financing activities for the period ended September 30, 2007 was $1,210,000 as compared to $2,067,742 for the period ended September 30, 2006. The cash provided in both periods is from the proceeds of debt and advances from affiliates.

Cash at September 30, 2007 amounted to $207,586 from $45,872 at December 31, 2006. Cash at October 15, 2007 amounted to $100,000. The cash balances are the result of advances from related parties.

At September 30, 2007, we have no material commitments for capital expenditures. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2007; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of September 30, 2007, we had an accumulated deficit of $81,247,951 and working capital and stockholders' deficits of $8,940,051 and $8,236,062 respectively.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $900,000 over the next six (6) months, in the following areas:

  Salaries and labor = $500,000
  G&A (exclusive of salaries) = $400,000

Our current cash of $207,586 as of September 30, 2007 will satisfy our cash requirements until the end of November 15, 2007. Our cash of $100,000 as of October 15, 2007 will satisfy our cash requirements until November 15, 2007.

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

In October 2006, the Company entered into an agreement with ARS Informatica for voice and data billing services. This contract enables the Company to provide billing services to our voice and data customers. The contract is for two years and the charges for this service are transaction based with certain minimums.

Item 3. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has not been any change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. Mr. Tracy gave no explanation for returning the common shares he agreed to accept as deferred compensation. The Company has meritorious defenses to the Complaint, and is vigorously defending this legal action. Additionally, the Company has filed counterclaims against Mr. Tracy in connection with the Complaint. The parties are now conducting discovery in this case. The Company has filed a motion to have the case dismissed for lack of subject matter jurisdiction.

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $565,400 for outstanding loans under a promissory note issued in December 2004. The Company did issue Mr. Tracy a promissory note in December 2004 for $467,000 plus interest at 10% per annum but the Company is currently engaged in another lawsuit involving Mr. Tracy in which the promissory note appears to be related to the issue in the other pending lawsuit. The Company is taking the matter under legal advisement, but intends to file an appropriate answer when due. The $467,000 plus the accrued interest have been recorded on the books of the Company. See Note 4. The Company has filed a motion to have the case dismissed for the lack of subject matter jurisdiction.

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

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by September 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

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

Reports in Form 8-K

July 30, 2007 report filed on July 30, 2007

September 18, 2007 report filed on September 21, 2007

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2007

Telemetrix Inc.

By: /s/ William Becker	October 31, 2007
William Becker, Chairman

By: /s/ Gary Brown	October 31, 2007
Gary Brown, Director

By: /s/ Larry Becker	October 31, 2007
Larry Becker, Director

By: /s/ Christopher Fitzsimmons	October 31, 2007
Christopher Fitzsimmons

By: /s/ Brett Smithard	October 31, 2007
Brett Smithard