Form 10KSB
period 2007-12-31
TELEMETRIX INC
filed 2008-03-07
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2007
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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $223,192.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $902,417 as determined by the closing price of $0.005 on December 31, 2007.

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
Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There are 180,483,368 shares of common stock outstanding as of March 15, 2008.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TELEMETRIX INC.
INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Throughout this document, Telemetrix Inc. and its subsidiary are referred to as “we”, “the Company”, “our”, or “Telemetrix”.

Telemetrix is a wireless mobile telecommunications service provider and network operator, with headquarters in Boulder, Colorado. The Company is a provider of wireless voice, data and short-messaging services. The Company is marketing its services under Convey Wireless, our registered “doing business as” name.

Organizational Structure

Telemetrix Inc. is a Delaware corporation and has its principal executive offices in Boulder, Colorado, 6650 Gunpark Drive, Suite 100, Boulder, Colorado 80301 (telephone number 303-652-0103).

Telemetrix Inc. was formed through a series of corporate combinations, as follows:

  From January 2, 1999 through September 22, 1999, Telemetrix Resources Group, Inc., a Colorado Corporation (“TRG, Inc.”), Arnox Corporation (an inactive public corporation), and Tracy Corporation II d/b/a Western Total Communication (“WTC”) executed a Plan of Reorganization, which contemplated a share exchange and reorganization transaction, which is referred to hereafter as “the combination”;
  Through these combinations, the stockholders of WTC and TRG, Inc. acquired a total of 11,500,000 shares of Arnox common stock (approximately 90%) and therefore acquired control of Arnox;
  After the combination, the companies changed their names to reflect their complementary businesses, as follows: (a) Arnox became Telemetrix Inc.; (b) TRG Ltd. became Telemetrix Solutions, Inc.; (c) WTC became known as Telemetrix Technologies and merged into (d) Tracy Corporation II, a Nebraska corporation.
  Tracy Corporation II, our wholly owned subsidiary amended its Articles of Incorporation and became ConveyCommunications Inc. Telemetrix is currently doing business as Convey Wireless.

As of December 31, 2007 we have 180,483,368 shares of our common stock outstanding.

The Company

Telemetrix Inc. (through its wholly owned subsidiary, Convey Communications Inc.), is an FCC-licensed operator of wireless communications services, based in Boulder, Colorado. Telemetrix is a public company that trades on PinkSheets under the symbol TLXT. The Company was founded in 1999, acquired its FCC licenses in 2000, and initially focused on paging and wireless utility meter reading services. During 2006, the Company upgraded its network infrastructure to a Nokia R4 packet-based solution that has the capability to support up to 10 million users.

In late 2007, Telemetrix began offering voice services to developers of wireless convergent services that combine PCS (commonly referred to as “cellular”), voice over internet protocol (VoIP), Wi-Fi, and soon, WiMAX network products as bundled offers. These providers purchase our cellular services for branding and marketing customized applications such as wireless or virtual PBX, Unified Voicemail, Push to Talk, and seamless roaming. Also in 2007, the Company ramped up the data services offerings focusing on application providers in markets as diverse as vehicle tracking, home and personal security, energy, and utilities services. Telemetrix also provides Short Message Service (SMS) to convergent service providers and application providers who are also in the tracking, security, energy and utility services.

In 2007, we received approvals from the Nebraska Public Utilities Commission and the Wyoming Public Utilities Commission to provide wireless services in both Nebraska and Wyoming. In January 2007, the Company received authorization from the Federal Communications Commission (FCC) renewing our FCC licenses in BTA 411. Our network has achieved compliance with Enhanced-911 services, Phase I, as well as compliance with Department of Justice CALEA (Communications Assistance for Law Enforcement Act). During 2007, the Company completed certification for voice and GPRS services with various roaming partners. We executed a roaming agreement with TelCel in Mexico and continue to work with Rogers Communications for roaming services in Canada, Telefonica for roaming services in South America and Jersey Telecom for roaming services in Europe. In addition to these new service offerings, the Company upgraded its back office platforms to provide revenue assurance for roaming traffic within its network as well as customer traffic on our roaming partners’ networks.  The Company also upgraded its mail, shared files and DNS services and developed a company website and web store. In late 2007, Customer Service was greatly enhanced through the deployment of an automated trouble ticket system, streamlined billing, and advanced offerings such as Unified voice mail, push to talk and international long distance.

FCC Licenses

Telemetrix’s wholly owned subsidiary, Convey Communications Inc., holds the following Federal Communications Commission radio frequency licenses:

  Personal Communications System (PCS) licenses, referred to by the FCC as the Basic Trading Area (BTA) 411 license for Scottsbluff, Nebraska. Telemetrix was granted 40 MHz of spectrum in BTA-411, allowing for four bands of PCS service. This license entitles the Company to operate a GSM mobile voice communications telephone service to residents in this area, and also allows roaming privileges on our network.

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

These patents were used to pursue opportunities in utility metering, including the sale of application-specific telemetry hardware and software. The Company is reviewing the patents and has hired an outside patent intelligence firm to advise the Company on both potential enforcement and infringement actions.

Switch and Network Upgrade

In March 2006, Telemetrix contracted with Pario Solutions for a Hosted Services package for our Global Systems for Mobile Communications Network (GSM Network). Pario provides Telemetrix with a Nokia R4 switch solution which allows for remote media gateways using IP connectivity. The R4-compliant Nokia Network equipment, including outdoor Omni Base Transceiver Systems, a Base Station Controller (BSC) with Transcoder and a Media Gateway were engineered, installed and commissioned in late 2006.

The network infrastructure is in compliance with all FCC mandates such as Local Number Portability, E-911 and CALEA, while offering the capacity for adding enhanced GPRS service.

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

Associations

Telemetrix is a member of the GSM Association (GSMA), which represents more than 700 mobile phone operators across the globe. The primary goals of the GSMA are to ensure that mobile devices and services work globally, network seamlessly, and are easily accessible. GSM is an open, digital cellular technology used for transmitting mobile voice and data services. GSM is the predominant wireless technology in the world, with over 80% global market share, compared to other wireless technologies. GSM’s technology platforms include General Packet Radio Service (GPRS), Enhanced Data rates for GSM Evolution (EDGE), and third generation GSM service (3GSM) based on W-CDMA and HSDPA access technologies.

Another major benefit is GSM’s international roaming capability. Roaming is a general term in wireless telecommunications that refers to the extending of connectivity service in a location that is different from the home location where the service was registered. Roaming occurs when a subscriber of one mobile communications service provider uses the facilities of another mobile communications service provider. This allows subscribers to access the same services when traveling that are available in their home territory. GSM roaming agreements can provide mobile communication users seamless and same number connectivity in more than 210 countries.

Company Background

From 1999 to 2004, the company focused on wireless utility meter reading applications, meter hardware design, Short Message Service, and its paging business. In 2005, the primary investors in Telemetrix made a decision to resume day-to-day oversight of the Company’s operations, moving the corporate office from Gering, Nebraska to Boulder, Colorado and refocusing the business as a PCS wireless services provider.

To date the Company has accomplished the following milestones:

  Completely overhauled its network architecture by replacing non-compliant pre-production hardware with a carrier-grade Nokia R4 solution.
  Filed with the Federal Communications Commission and confirmed compliance with construction/coverage requirements for license renewal. C-Block license renewal was granted in January 2007.
  Updated the network infrastructure to meet all FCC requirements for Enhanced-911 and CALEA. Implemented E-911 services, Phase I, in Nebraska.
  Executed new service contracts for out-collect billing, in-collect data processing, end-user billing, prepaid billing, financial clearing, network maintenance, support and hosted services. Implemented billing systems to achieve near-real-time billing functionality.
  Completed technical roaming testing. Executed roaming agreements with TelCel in Mexico.
  Filed the reports necessary to bring the company current with SEC compliance.
  Deployed voice and GPRS service offerings.
  Discontinued paging business, reducing operating costs.
  Launched a Company website, www.conveywireless.com.

Service Offerings

The Company offers voice and data services.

Telemetrix began offering voice services in late 2007. Our current customers are developers of wireless convergent services that combine cellular, VoIP, Wi-Fi, and soon, WiMAX network products as bundled offers. These developers purchase our cellular services for branding and marketing customized wireless applications such as wireless or virtual PBX, Unified mailbox and seamless roaming between IP, WLAN and cell. The Company provides the Developers, Resellers and Mobile Virtual Network Operators (MVNOs) the required commercial-grade wireless networks as well as flexibility, time to market, and customization. To increase our service offerings, the Company intends to begin coverage in Mexico in the first quarter of 2008. Prepaid plans will be available in the second quarter of 2008 for US customers as well as providers of international roaming traffic, such as business and personal travel, students, and those visiting the US.

The Company began offering data services in 2007. GPRS is the standard for wireless data communications that operates at speeds up to 115 kilobits per second. It provides continuous connection to the Internet for mobile phone, PDA, smartphone and computer users. The higher data rates allow for a wide range of corporate and consumer applications such as web browsing, document sharing, collaborative working, still and moving image, corporate and internet e-mail, vehicle positioning, remote LAN access, dispatch and file transfer. Our customers for this service are convergent services providers and application providers. Our emphasis has been on targeting vehicle tracking application providers that supply services similar to those offered by *OnStar and Garmin.

The Company has been offering Short Message Service (SMS) for a number of years. SMS (commonly referred to as “text messaging”) is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications. This service is generally used by our customers for telemetry systems, involving the use of remote devices for data collection, analysis and messaging. Our customers use our services primarily for machine-to-machine data collection and monitoring. As with GPRS, our customers are developers of convergent services as well as application providers in vehicle tracking, security and utilities, The Company has three U.S. patents related to telemetry and data transmission.

Future Offerings

Future plans for Telemetrix includes the expansion of service within the Nebraska and Wyoming home operating territory for prepaid voice and data services. We will continue to partner with international GSM operators to offer seamless coverage in the United States for our customers and for theirs when traveling to the US. Prepaid voice and data plans will be available in the second quarter of 2008. In addition, the Company will determine whether to integrate with Wi-Fi and WiMAX network operators or to implement its own advanced networks.

Market and Opportunity

Voice Services Market and Opportunity

An integral element of Telemetrix’s growth strategy is migration from postpaid to prepaid voice services, which will generate additional revenue and minimize uncollectible accounts. Telemetrix’s voice strategy encompasses two elements: 1) Capitalize on the lucrative international prepaid rates and; 2) Continue to market to convergent services providers.

Data Services Market and Opportunity

The US wireless data market continues to grow rapidly, with overall data service revenue at $15B in 2006. According to In-Stat, 75% of organizations now use at least one data application, and the number of total data users increased a dramatic 20% in one year (from 2005 to 2006). Business uses typically include applications such as a company’s intranet, e-mail or web-based applications. The available applications are increasing for services in fleet management, vehicle tracking, manufacturing, inventory management, warehouse applications and field operations/dispatch for which the Company has already provided service.

Sales and Marketing Strategy

In 2007, the sales strategy leveraged the Company’s various key benefits and competitive advantages, including, time-to-market, 24/7 customer service and support, minimal set-up charges, and cost effective solutions.

The overall sales strategy of Telemetrix will be to continue to market our PCS network services to wireless convergent services providers, data application providers, and to develop a combination of channels to the worldwide market, such as strategic partnerships and retail channels.

Competitive Analysis

The market segment in which the Company competes and intends to compete is competitive, risky, and is continually subject to price wars and other competitive pressures from the major carriers. Although Telemetrix is well positioned to provide services in the US market, it relies on its agreements with the other US carriers to provide nationwide coverage under our existing roaming agreements. Telemetrix’s main competitors include AT&T, T-Mobile, Verizon, Sprint, and their resellers, such as Kore Telematics, Jasper Wireless, and Raco Wireless. These carriers have substantially longer operating histories, greater name recognition, larger customer bases and greater financial and technical resources than us. Because we are financially and operationally smaller than our competitors, and we rely on the continuation of our existing roaming agreements, we may encounter difficulties in capturing market share as our competitors are able to conduct extensive marketing campaigns and create attractive pricing for their target markets. Telemetrix’s offerings are differentiated from its likely competitors by the following key factors, which represent the core components of the Company’s competitive edge:

  Competitive bilateral roaming agreements.
  Simplified contract terms and conditions including minimal or no minimum contract commitments, making us attractive to small-medium businesses.
  Ease of integration, ability to launch quickly with no lengthy carrier testing.
  We never compete with our customers.
  Flexible and direct connectivity for developers, MVNOs, resellers, content partners and other service providers at no additional cost. This direct connectivity allows for unique service offerings such as customized logos, customer branding, Short Codes, GPRS segmentation and customization above and beyond what the incumbents allow for small customers.
  Competitive international pricing

The management of Telemetrix understands that the wireless telecommunications industry is one of the most competitive in the world. The company believes that competitive pricing and niche opportunities will obtain a small market share for a viable and profitable business.

Employees

We have seven full time employees in our Boulder office and four virtual employees in Dallas and the Cayman Islands.

Cost of Compliance with Environmental laws

The Company has complied with all environmental regulations related compliance. We have no costs associated with environmental regulations related compliance and we do not anticipate any future costs associated with such compliance.

Governmental Regulations

Wireless telecommunications services are subject to significant regulation. The industry and thus the Company could become subject to additional regulatory requirements as our services grow. We are subject to regulations under the Communications Act of 1934, which includes the Telecommunications Act of 1996. The FCC regulates the facilities and services we use to provide, originate, or terminate interstate or international communications. Our PCS and other wireless services require radio frequency licenses from the FCC or a contractual arrangement with a licensee. We received PCS licenses, in the C and F Block License Auctions. We maintain FCC licenses on all of the communication facilities. The PCS license is granted on a 10-year basis with an expectation of renewal at the end of that term.

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

On September 29, 2006, the Company entered into a Master Services Agreement with Verisign, Inc. for outcollect billing and exchange services. This software billing license allows the Company to exchange billing information with its cellular roaming partners. The monthly fees for the outcollect billing and exchange services include a $5,000 minimum per month with per record rates once the Company achieves a certain volume of transactions. The initial term of the contract will terminate on December 31, 2008.

On October 12, 2006, the Company entered into a three year Master Services Agreement for postpaid billing and provisioning services with Haagenti Group Inc. This software billing license allows the Company to create a system for switching and billing telephone calls, managing associated hardware, configuration, and provisioning with Pario Solutions equipment. The monthly fees are a minimum of $3,000 per month or 2.5% of revenue with increased minimums upon obtaining 10,000 customers.

On January 26, 2007, the Company entered into a Prepaid Billing Services Agreement with Verisign, Inc. The software billing license allows the Company to provide cellular services on a prepaid basis which expands our current service offerings as well as provides the capability of limiting bad debt on current service offerings. The contract has a $5,000 minimum per month with service charges for use. The contract is for a four year period. The development and implementation of the system began in third quarter 2007 and it will be fully deployed by the end of the first quarter 2008.

Loans and Loan Conversions

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 7.50%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 7.50%) . The current portion of this balance of this loan is $164,859 with $553,855 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

The Company has outstanding notes payable to four affiliates of the Company in the principal amount of $5,084,109 at December 31, 2007. The Company recorded interest expense of $633,007 and $676,917 on these notes as of December 31, 2006 and 2007.

Type of Debt	Interest Rate	Conversion Price	Maturity Date	Amount of Principal

Convertible notes	15%	$.010 per share	12/31/08	$1,373,260
Convertible notes	15%	$.010 per share	12/31/08	$1,875,043
Convertible notes	15%	$.010 per share	12/31/08	$1,368,806
Convertible notes	10%	$.020 per share	12/31/06	$ 467,000
Debt discount, less amortization of $467,000				-
Total				$5,084,109

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $1,373,260 for advances from November 30, 2004 through December 31, 2007. The notes pay interest at 15% per annum and matured on December 31, 2007. The Company and Nyssen agreed to extend the maturity date of the notes to December 31, 2008. The extension of the promissory notes will include a reduction in the conversion rate of the loans from $.015 to $.010. During 2006 and 2007, the Company received $323,259 and $660,000 in advances from Nyssen and recorded interest expense of and $97,996 and $167,506.

On October 2, 2006, the Company issued convertible promissory notes for $1,703,407 and $843,806 to Becker Capital Management LLC and LB Becker Consulting Inc., respectively, in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,213 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes matured on December 31, 2007. The Company and Becker Capital and LB Becker consulting agreed to extend the maturity date of the notes to December 31, 2008. The extension of the promissory notes will include a reduction in the conversion rate of the loans from $.015 to $.010. At December 31, 2007, the principal note balance for Becker Capital Management is $1,875,043 and $1,368,806 for LB Becker Consulting. During 2006 and 2007, the Company received $2,398,000 and $910,350 in loans and repaid $718,714 of these loans in 2007. The Company has recorded interest expense of 250,141 and $452,904 on these loans in 2006 and in 2007.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The Company recorded $51,370 and $56,507 of interest expense on this note during 2006 and 2007.

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

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $104,474 of interest expense on these debentures during 2007. Total interest payable on these debentures is $649,252 at December 31, 2007.

Office Lease Agreements Office Space

Boulder Office Space

We have an office in Boulder, Colorado, in the office of Becker Capital Management, located at 6650 Gunpark Drive, Suite 100, Boulder, Colorado. This office is used for accounting and general and administrative functions. The Company leases its office from an officer of the Company at a rate of $2,500 per month pursuant to a lease that expired in October 2007. The Company is currently renting the space on a month-to-month basis. The Company currently requires additional office space and intends to enter into a rental agreement with the officer of the company in January 2008.

Scottsbluff Office Space

The Company entered into a three year lease agreement in May 2006 for 965 square feet of office space located at 1721 Broadway, Suites 412 and 413, Scottsbluff, Nebraska 69361, to warehouse our media gateway equipment for $980 per month.

ITEM 2. DESCRIPTION OF PROPERTIES

Network Equipment

Pario Solutions, our hosted switch provider and Nokia VAR, provides Telemetrix with a Nokia R4 switch solution which allows for remote media gateways using IP connectivity. The media gateways are located in our office in Scottsbluff, NE.

Telemetrix owns and operates GSM radio equipment that was upgraded and linked back to a centrally-located Base Station Controller (BSC). The BSC is linked to an adjacent Multimedia Gateway (MGW), which in turn, is linked to a remotely located Mobile Switching Center (MSC) and the Home Location Register (HLR). All voice paths remain within our local domain, while the call control and service intelligence are located remotely, in Pario’s facilities.

The Nokia MSC Server is a circuit-switched call control product offering all GSM and 3G circuit-switched services and it is based on 3 GPP Release 4 standards. With 3GPP R4, the MSC functionality is split into two distinct logical entities, the MSC server, responsible for the call control and the control of the media gateways (MGW’s), and the MGW which handles user traffic. The R4 MGW is able to perform all necessary user processing with a packet-based transmission network. The Nokia R4 MGW has connections to 2G and 3G wireless, ATM/IP backbone and the PSTN/ISDN. The network equipment includes outdoor Omni BTS’s located at our tower sites with one BTS located at our offices in Boulder, CO.

Towers

We own tower sites in the following locations:

  Wheatland, Wyoming
  Torrington, Wyoming
  Henry, Nebraska
  Bushnell, Nebraska
  Kimball, Nebraska
  Sidney, Nebraska
  Oshkosh, Nebraska
  Minatare, Nebraska
  Ogallala, Nebraska

We rent tower sites in the following locations:

  Alliance, Nebraska
  Scottsbluff, Nebraska
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

ITEM 3. LEGAL PROCEEDINGS

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $467,000 plus accrued interest at 10% per annum for a promissory note dated December 31, 2004. The Company disputes the claim as having been paid and for lack of subject matter jurisdiction in the District Court for Scottsbluff County, Nebraska. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007 the motion was denied and the Company has appealed the decision with the Nebraska Supreme Court. In 2001 through 2003 the Company recorded the liabilities to Tracy Broadcasting Corporation, under the direction of Mr. Tracy, as CEO, as Notes Payable to Affiliates. In 2007, the Company discovered that the Notes Payable had in fact been repaid at various dates in 2001 through 2002. The liability to Tracy Broadcasting Corporation remains recorded as a liability of the Company and upon successful legal resolution, the Company will record the correction on the books of the Company.

On February 2, 2007 Michael J. Tracy filed a complaint in the County Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 169. Michael Tracy is a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,496.37 expenses associated with a lease agreement that expired October 31, 2006. The case was dismissed with prejudice on May 8, 2007.

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129.42 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by convertible demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred share and 3,584,151 shares of common pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. The Company filed counterclaims against Mr. Tracy in connection with the Complaint and filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007, the motion to compel arbitration was ordered and the claim was dismissed from District Court in Nebraska. This case docketed in the District Court for Scotts Bluff County, Nebraska, is now closed.

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

On October 27, 2006, at the Company’s annual meeting of shareholders, a majority of the Company’s shareholders: (1) approved the election of William W. Becker, Gary Brown, Piers Linney, Christopher Fitzsimmons, and Larry L. Becker as directors of the Company; (2) ratified the selection of Stark Winter Scheinkein & Co. LLP. as the Company’s independent auditors for the fiscal years ending 2005 and 2006; (3) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750 million shares; (4) approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 25 million; (5) approved the Settlement Agreement dated November 30, 2004, as described in the Company’s Proxy Statement relating to the annual meeting; and (6) approved the adoption of the Company’s 2006 Employee Incentive Stock Option plan as described in the Proxy Statement related to the annual meeting.

The approval of the Settlement Agreement was approved by holders of approximately 69% of those eligible to vote on the proposal. All of the parties to the Settlement Agreement abstained from voting on this proposal. On November 2, 2006, the Company filed an amendment to its Articles of Incorporation increasing the number of authorized shares of common stock to 750 million shares and increasing the number of authorized shares of preferred stock to 25 million. On November 27, 2006, Becker, Nyssen and TowerGate were issued the shares pursuant to the Settlement Agreement.

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

2007	Low	High

Fourth Quarter	.005	.05
Third Quarter	.05	.08
Second Quarter	.05	.07
First Quarter	.02	.06

2006	Low	High

Fourth Quarter	.02	.05
Third Quarter	.005	.02
Second Quarter	.02	.02
First Quarter	.02	.02

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

Holders

As of December 31, 2007, we had 250 holders of record of our common stock. We have one class of stock outstanding. We have no shares of our preferred stock outstanding. As of December 31, 2007, there were 20,882,613 shares of our stock held by non-affiliates and 159,600,755 shares of our stock held by affiliates.

Options

We have a total of 15,753,333 options outstanding to purchase 15,753,333 shares of our common stock and are comprise of: 8,303,333 options pursuant to our Employee Stock Option Plan and 7,450,000 to officers and directors of the Company.

Warrants

We do not have any outstanding warrants of our common stock

Penny Stock Considerations

Our shares are "penny stocks" as generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In November 2006, the Company issued 6,479,474 shares of our common stock to a former officer of the Company for deferred salary from 1999 through 2003.

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007. The terms "the Company," "we," "our" or "us" refer to Telemetrix Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates" or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and our future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan; (c) even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) we are subject to substantial debt obligations of approximately $9 million, which may negatively affect our ability to grow; (e) whether we will keep pace with the rapid development of technology in the wireless communications services area; (f) whether our existing technology will become obsolete or too expensive to upgrade; (g) the wireless communications services area generally experiences a high rate of "churn" representing the rate of lost customers, and there is no assurance that we will not experience churn due to competitive forces and price competition; (h) should our business be subject to increasing government regulation, we will be subject to increasing costs; and (i) we are dependent upon third party providers, including roaming partners and wireless network companies through which we obtain our interconnections throughout North America and also international markets; should we lose the services of these third party providers, our operations may negatively affected, including interruptions in our service.

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

OVERVIEW

The Company was founded in 1999, acquired its FCC licenses in 2000, and initially focused on paging and telemetry services. During 2006, the Company upgraded its switch and network infrastructure to an R4 packet-based solution that has the capability to support up to 10 million users. In 2007, we received approvals from the Nebraska Public Utilities Commission and the Wyoming Public Utilities Commission to provide wireless services in both Nebraska and Wyoming. In January 2007, the Company received FCC approval of renewing our FCC licenses in BTA 411. Our network has achieved compliance with FCC mandates for E911, Phase I, as well as compliance with Department of Justice CALEA functionality. During 2007, the Company completed certification for voice and GPRS services with our roaming partners and testing with additional partners is ongoing. We executed a roaming agreement with TelCel in Mexico and continue to work with Rogers Communications for roaming services in Canada, Telefonica for roaming services in South America and Jersey Telecom for roaming services in Europe. In addition to these new service offerings, the Company upgraded its backend platform to provide revenue assurance for roaming traffic within its network as well as customer roaming traffic. In late 2007, we deployed 24/7 customer service with an automated trouble ticket system, streamlined billing, and advanced offerings such as voice mail, push to talk and international long distance.

Capital Expenditures and Requirements

During 2007 and 2006, we made capital expenditures of $62,700 and $945,000 for a Nokia remote media gateway and base station equipment to interface with our switch host’s Nokia R4 switch and billing software licenses. The Company anticipates the purchase of auxiliary equipment and software modules as we increase our service offerings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for revenue recognition and stock compensation, which requires us to estimate the value of the shares issued, and the value of intangible assets requires us to continually assess whether such assets are impaired. Our critical accounting policies are outlined in our audited financial statements contained in our Form 10-KSB for the year ended December 31, 2007.

During our Fiscal Year 2007 period, our revenues of $223,192 were derived from cellular services

Our revenues are dependent upon the following factors:

  Our ability to secure additional agreements with customers
  Our ability to secure additional roaming agreements with other network operators
  Our ability to maintain competitive pricing with the major incumbent carriers
  Demand for our services
  Individual economic conditions in our markets
  Our ability to market our services

Years Ended December 31, 2007 and 2006

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2007 decreased 47.9% to $223,192 from $428,112 for the same period in 2006. The decrease in our Revenues is primarily attributable to the following: Our pager related revenues decreased by $27,081 or 100% in 2007 as a result of our discontinuing our wireless paging services in June 2006 due to a declining customer base and declining profit margins. Our Network Services decreased by $173,091 or 100% in 2007 due to our discontinuing our network services division in 2006. Our cellular services remained fairly constant from 2006 to 2007.

Cost of Revenues. Cost of revenues currently consists primarily of roaming charges from our roaming partners, switch operation and network maintenance charges from our switch hosting provider, and circuits. Cost of revenues decreased from $308,400 to $196,952 for the year ended December 31, 2007, representing a 36.1% decrease which represents 88.2% and 72.0% of the total revenues for the year ended December 31, 2007 and December 31, 2006, respectively. The decrease in the cost of revenue is directly related to our 47.9% decrease in revenues. The increase in cost of revenue as a percentage of income is due to our discontinuing our network services division that had higher gross margin percentages than cellular services but required intensive capital equipment costs.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased by $324,483 to $2,239,372 for the year ended December 31, 2007 from $1,914,889 for the year ended December 31, 2006. The 16.9% increase in our Selling, General and Administrative Expenses is mainly attributable to increased staffing from 5 to 11 employees.

Interest Expense. Interest expense increased by $50,757 or 6.4% to $841,349 for the year ended December 31, 2007 from $790,592 for the year ended December 31, 2006. Included in interest expense, our non cash interest expense increased from $744,720 in 2006 to $781,390 in 2007. These increases are due to interest expense on increased lender loan balances.

Impairment of Assets. The Company discontinued operating its network switching services and wireless paging services in Gering, Nebraska in 2006. The Company wrote off $1,641,592 of network switching and paging equipment and other fixed assets associated with its operations in Gering. The Company recorded a loss on disposal of assets of $661,210 in 2006.

Net Loss. Net Loss for the year ended December 31, 2007 increased by $470,750 to ($2,908,464) as compared to ($2,437,714) for the year ended December 31, 2006. The increase in net loss is due to a combination of decreased revenues, increased selling, general and administrative expenses and interest expense on increasing lender loans.

Net Loss Per Share. The net loss per share of common stock for the year ended December 31, 2007 was ($0.02) and ($0.05) for the year ended December 31, 2006.

Liquidity and Capital Resources December 31, 2006 and 2007.

Cash as of December 31, 2007 amounted to $46,652 as compared with $45,872 for the year ended December 31, 2006, an increase of $780.

Net cash used in operating activities was $1,506,870 as compared with $1,392,305 in 2006. The increase in cash used in operating activities was primarily due to the increased net loss in 2007.

Net cash used in investing activities was $62,700 in 2007 as compared with $945,353 in 2006. The cash used in both years was from the purchase of Nokia equipment.

Net cash provided by financing activities decreased to $1,570,350 in 2007 from $2,383,415 in 2006 due to decreased proceeds from convertible loans related primarily to equipment purchases.

We will continue to finance our operations mainly from loans from major shareholders and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2008; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,800,000 (or $150,000 per month) over the next twelve (12) months, in the following areas:

  Salaries and labor = $1,000,000
  Marketing = $300,000
  General and Administrative (exclusive of salaries) = $500,000

Our current cash of $46,652 as of December 31, 2007 will satisfy our cash requirements for less than one month.

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

  Significantly reduce, eliminate or curtail our business to reduce operating costs;
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

To date, we have funded our activities principally from loans from related parties and third parties and a commercial loan from a lending institution.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2007, the Company incurred a net loss of $2,908,464 and has a working capital deficit of $9,256,297 and a stockholders’ deficit of $9,174,280.

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

Contractual Obligations And Commercial Commitments

Other than the Business Loan Agreement discussed in Part 1, Item 1, Loan and Loan Conversions, the material agreements discussed under Part 1, Item 1, Material Agreements, and the Office Leases discussed under Item II., Description of Property, we have no contractual obligations, including lease obligations, apart from agreements in the normal course of our business.

Recent Pronouncements

Please see Note 1 of our audited financial statements for recent pronouncements.

ITEM 7. FINANCIAL STATEMENTS

TELEMETRIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Telemetrix, Inc. Notes to Consolidated Financial Statements December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors Telemetrix, Inc.

We have audited the accompanying consolidated balance sheet of Telemetrix, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemetrix, Inc. as of December 31, 2007, and results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP Denver, Colorado February 21, 2008

Telemetrix, Inc.
Consolidated Balance Sheet
December 31, 2007

Assets

Current assets:
Cash	46,652
Accounts receivable, net	38,756
Deposits	2,918
Total current assets	88,326

Property and equipment, net	635,874

Total assets	724,200

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$873,795
Accrued expenses	378,013
Accrued interest - Convertible debentures	649,252
Convertible debentures	1,200,000
Notes payable - affiliates	5,084,109
Accrued Interest - affiliates	994,597
Current portion of long-term debt	164,859
Total current liabilities	9,344,625

Long-term debt	553,855

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized:
Series D, $.001 par value, convertible, liquidation preference
$30 per share, 250,000 shares authorized
none issued or outstanding	-
Undesignated, $.001 par value, 24,750,000 shares authorized
none issued or outstanding	-
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,483
Paid in capital	72,831,407
Accumulated (deficit)	(82,186,170)
Total stockholders' (deficit)	(9,174,280)

Total liabilities and stockholders' (deficit)	$724,200

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenue:
Pager	$-	$27,081
Network services	-	173,091
Cellular services	223,192	227,940
Total revenue	223,192	428,112

Cost of revenue	196,952	308,400

Gross margin	26,240	119,712

Operating expenses:
Selling, general and administrative expenses	2,239,372	1,914,889
Total operating expenses	2,239,372	1,914,889

(Loss) from operations	(2,213,133)	(1,795,177)

Other (income) expense:
Gain on the settlement of debt	(146,018)	(809,265)
Loss on disposal of assets	-	661,210
Interest expense	841,349	790,592
Total other (income) expense	695,331	642,537

Net (loss)	$(2,908,464)	$(2,437,714)

Per share information - basic and fully diluted:
Weighted average shares outstanding	180,483,368	50,984,627

Net (loss) per share	$(0.02)	$(0.05)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statement of Stockholders’ (Deficit)
For the Years Ended December 31, 2005 and 2006

			Additional Paid in Capital	Accumulated (Deficit)	Total
	Common Stock
	Shares	Amount

Balance at December 31, 2005	24,999,682	$25,000	$52,165,736	$(76,839,992)	$(24,649,256)

Subscribed shares issued	155,483,686	155,483	20,296,071	-	20,451,554
Stock options	-	-	333,600	-	333,600
Reclassification of unissued shares	-	-	36,000	-	36,000
Net (loss) for the year	-	-	-	(2,437,714)	(2,437,714)
Balance December 31, 2006	180,483,368	180,483	72,831,407	(79,277,706)	(6,265,816)

Net (loss) for the year	-	-	-	(2,908,464)	(2,908,464)

Balance December 31, 2007	180,483,368	$180,483	$72,831,407	$(82,186,170)	$(9,174,280)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net (loss)	$(2,908,464)	$(2,437,714)
Adjustment to reconcile net (loss) to net cash (used in
operating activities:
Depreciation and amortization	337,698	170,926
Bad debts	-	(40,284)
Accretion of beneficial conversion feature charged to interest	-	233,500
Stock options	-	333,600
Loss on the disposal of equipment	-	661,210
Gain on the settlement of debts	(146,018)	(809,265)
Decrease in accounts receivable	2,434	199,659
(Increase) decrease in other current assets	(2,918)	15,000
Increase (decrease) in accounts payable	229,007	(165,927)
Increase in accrued expenses	981,391	446,990
Net cash (used in) operating activities	(1,506,870)	(1,392,305)

Cash flows from investing activities:
Purchase of property and equipment	(62,700)	(945,353)
Net cash (used in) investing activities	(62,700)	(945,353)

Cash flows from financing activities:
Convertible notes payable-affiliates	1,570,350	2,721,259
Proceeds from notes payable	718,714	-
Payments on long term debt and notes payable-affiliates	(718,714)	(337,844)
Net cash provided by financing activities	1,570,350	2,383,415

Net increase in cash	780	45,757

Beginning - cash balance	45,872	115

Ending - cash balance	$46,652	$45,872

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$59,959	$58,825
Non-cash investing and financing activities:
Conversion of accrued interest to note payable	$-	$165,213

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Telemetrix Inc. (the “Company”) is a wireless mobile telecommunications service provider and network operator, with headquarters in Boulder, Colorado. The Company is currently doing business as Convey Wireless.

The Company’s wholly owned subsidiary, Convey Communications, Inc., is an FCC-licensed network operator of innovative wireless communication services and offers GSM (Global System for Mobility) services nationwide and in Mexico. As a member of the GSM Association, the Company has the ability to obtain roaming agreements with GSM Network Operators world wide to provide network based services. Up until 2007, Telemetrix was primarily a provider of third generation network connectivity for machine-to-machine applications using short message service. During 2007, the Company expanded its services to include high speed data services as well as voice services in the US and internationally.

Telemetrix offers wholesale minutes and data services to medium and small size communication companies. Examples of our customers are vehicle tracking services, virtual PBX providers, cellular handset resellers, and resellers of niche international cellular minutes.

The Company intends to target international cellular wholesalers world wide to distribute its US network services.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes paging, GSM, and communication services revenue, which consists of fees charged to subscribers, when services are provided. Revenue from the sale of equipment is recognized upon delivery to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Licenses

FCC Licenses are capitalized and amortized over their estimated useful lives of 10 years and are stated net of amortization. Amortization charged to operations was $71,202 and $2,650 during 2006 and 2007. The FCC C Block license was fully depreciated in September 2006 when the license was renewed for an additional 10 years. The FCC F Block license was fully depreciated in April 2007 and expires May 26, 2008. The Company intends to renew the license for an additional 10 years.

Licenses consist of the following at December 31, 2007:

Licenses	$ 922,856
Less: accumulated amortization	922,856

$ -

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, notes payable and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $16,648 and $195 during 2007 and 2006.

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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Debt with Detachable Warrants and/or Beneficial Conversion Feature

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion 14 ("APB 14"), whereby it separately measures the fair value of the debt and the detachable warrants and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".

Recent Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending September 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC")SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption has not had a material effect on the Company's results of operations or financial position.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2007, and 2006, the Company incurred net losses of $2,908,464 and $2,437,714 and has a working capital deficit of $9,256,299 and a stockholders’ deficit of $9,174,280 at December 31, 2007.

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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007, consisted of the following:

Land	$ 13,301
Billing System	95,000
Network equipment	864,200
Towers and Antennas	222,870
1,195,371
Accumulated depreciation and amortization	(559,497)
$ 635,874

Depreciation and amortization expense for the years ended December 31, 2007, and 2006, was $335,049 and $99,725.

On January 26, 2007, the Company entered into a Prepaid Wireless Service Agreement with Verisign, Inc. The Verisign Prepaid Wireless Service Agreement is for a billing service that enables Subscribers to prepay for wireless services and allows carriers to terminate such services when the amount prepaid by the Subscriber has been exhausted. The agreement is for a 4 year period and requires a minimum fee of $5,000 per month.

On September 29, 2006, the Company entered into a Master Services Agreement with Verisign, Inc. for out collect billing and exchange services. This software billing license allows the Company to exchange billing information with its cellular roaming partners, including T-Mobile, Cingular and Dobson Communications. The monthly fees for the out collect billing and exchange services has a $5,000 minimum per month with per record rates once the Company achieves a certain volume of transactions. The initial term of the contract will terminate on December 31, 2008.

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

As of December 31, 2006, the Company has purchased $885,363 of equipment, primarily a media gateway, to enable its radio access network in Gering, Nebraska to connect to Pario Solution’s switch in Dallas, Texas. This new equipment replaces nearly all of the equipment previously used in our operations. In 2006, the Company wrote off $1,142,382 of fixed assets resulting in a loss on disposal of $661,210. The Company has granted a security interest in this equipment to a related party and the Company has pledged substantially all property and equipment as collateral on the notes described in Notes 4 and 5.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

NOTE 4. NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to four affiliates of the Company in the principal amount of $5,084,109 at December 31, 2007. The Company recorded interest expense of $676,917 and $633,007 on these notes as of December 31, 2007 and 2006.

Type of Debt	Interest Rate	Conversion Price	Maturity Date	Amount of Principal
Convertible notes	15%	$.010 per share	12/31/08	$ 1,373,260
Convertible notes	15%	$.010 per share	12/31/08	$ 1,875,043
Convertible notes	15%	$.010 per share	12/31/08	$ 1,368,806
Convertible notes	10%	$.020 per share	12/31/06	$ 467,000

Debt discount, less amortization of $467,000				—

				$5,084,109

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $1,373,260 for advances from November 30, 2004 through December 31, 2007. The notes pay interest at 15% per annum and matured on December 31, 2007. The Company and Nyssen agreed to extend the maturity date of the notes to December 31, 2008. The extension of the promissory notes will include a reduction in the conversion rate of the loans from $.015 to $.010. During 2007 and 2006, the Company received $660,000 and $323,259 in advances from Nyssen and recorded interest expense of and $167,506 and $97,996.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

On October 2, 2006, the Company issued convertible promissory notes for $1,703,407 and $843,806 to Becker Capital Management LLC and LB Becker Consulting Inc., respectively, in exchange for their cancellation of existing demand notes of $2,382,000 principal and $165,213 of accrued interest. The convertible promissory notes pay interest at 15% per annum and provide a conversion feature, based on the prior 10 day average stock trading price of the Company’s common stock on Pinksheets on October 2, 2006, which was $.015 per share. The notes matured on December 31, 2007. The Company and Becker Capital and LB Becker Consulting agreed to extend the maturity date of the notes to December 31, 2008. The extension of the promissory notes will include a reduction in the conversion rate of the loans from $.015 to $.010. At December 31, 2007, the principal note balance for Becker Capital Management is $1,875,043 and $1,368,806 for LB Becker Consulting. During 2007 and 2006, the Company received $910,350 and $2,398,000 in loans and repaid $718,714 of these loans in 2007. The Company has recorded interest expense of $452,904 and $250,141 on these loans in 2007 and in 2006.

On December 31, 2004, the Company issued a $467,000 term note to Tracy Broadcasting Corporation with interest at 10% per annum and a maturity date of December 31, 2006. The note is convertible into common shares at the rate of $.02 per share. The note evidences prior advances made to the Company in 2002 and 2003. The Company recorded $56,507 and $51,370 of interest expense on this note during 2007 and 2006 (See Note 9).

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

NOTE 5. NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 7.50%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate (currently at 7.50%) . The current portion of this balance of this loan is $164,859 with $553,855 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$ 164,859
2009	234,697
2010	252,918
2011	66,240
$ 718,714

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $104,474 and $98,279 of interest expense on these debentures during 2007 and 2006. Total interest payable on these debentures is $649,252 at December 31, 2007.

NOTE 6. INCOME TAXES

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
-

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $52,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026 subject to certain limitations. The deferred tax asset of approximately $18,000,000 relating to the operating loss carry forward has been fully reserved at December 31, 2007. The principal difference between the operating loss for income tax purposes and book purposes results from non cash stock compensation, accrued officer salaries and accrued interest. Certain of these loss carryforwards my be limited as a result of changes in control of the Company. The change in the valuation allowance was approximately $700,000 during 2007.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 7. STOCKHOLDERS’ (DEFICIT)

On October 27, 2006, at the Company’s annual meeting of shareholders, a majority of the Company’s shareholders approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 750 million shares, approved an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 25 million and approved the adoption of the Company’s 2006 Employee Incentive Stock Option Plan.

Preferred Stock

The Company has 25,000,000 shares of authorized but unissued Preferred Shares with a par of $.001, including the Series D Preferred shares described below.

The Company has 250,000 shares of authorized but unissued Series D Preferred Shares that are senior to the Company’s common shares in priority for receiving distribution for payment upon liquidation of the Company. Each Series D Share has one vote and has a liquidation preference of $30.00 plus all accrued but unpaid distributions. The Series D Preferred shares will convert into Common Shares at the Conversion Rate, initially to be at two hundred (200) Common Share into one Series D Preferred Share.

Common Stock

The Company has 750,000,000 shares of authorized common stock. At December 31, 2007, the Company has 180,483,368 shares of issued and outstanding common stock.

A total of 155,483,686 common shares were issued in November 2006 for the following share issue obligations. In addition, subscriptions for 600,000 common shares for $36,000 were cancelled.

	Shares	Amount
Officers salary	6,479,479	$ 859,000
Loan incentive shares	6,055,762	719,947
Conversion of debt	47,000,000	6,300,000
Services	20,600,000	3,036,000
Conversion of related
party debt	75,948,445	9,572,607
	156,083,686	20,487,554
Issued	155,483,686	20,451,554
Cancelled	600,000	36,000
	156,083,686	$20,487,554

During May 2003 the Company agreed to issue 10,042,500 shares of common stock to an officer for the conversion of notes aggregating $401,700. The difference between the fair market value of the shares and the conversion price aggregating $1,104,675 had been charged to operations in 2003. During the year ended December 31, 2004, the Company issued 6,523,496 of these common shares and reduced the stock subscription by $260,940. In November 2006, the Company issued the remaining 3,519,004 shares of common stock due to the former officer.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

During May 2003, the Company agreed to issue 34,016,893 shares of common stock to convert existing corporate indebtedness of major shareholders and investors in the Company into equity through an approved corporate exchange of common shares for notes and accrued interest aggregating $4,107,297. In November 2006, the Company issued 34,016,893 shares of common stock in fulfillment of its obligation under the approved corporate exchange arrangements.

During the year ended December 31, 2004, the Company recorded stock subscriptions for an aggregate of $14,426,250 for 96,175,000 shares of common stock. Of the $14,426,250, $3,000,000 for 20,000,000 shares of common stock is related to compensation and $6,000,000 for 40,000,000 shares of common stock are related to the conversion of debt and non-cash stock interest. The remaining $5,426,250 for 36,175,000 shares of common stock relate to the conversion of the $30,000 note due to a related party. In November 2006, the Company issued an aggregate of 96,175,000 shares for the stock subscriptions aggregating $14,426,250, in fulfillment of these obligations.

During the year ended December 31, 2005, the Company recorded stock subscriptions for an aggregate of $600,000 for 18,000,000 shares of common stock related to the conversion of $600,000 of notes payable to an affiliate. In November 2006, the Company issued 18,000,000 shares of common stock related to the $600,000 stock subscription, in fulfillment of these obligations.

In November 2006, the Company issued 3,472,789 shares of common stock to a former officer of the company for deferred salary in 2003 and prior. The Company previously recorded $859,000 as compensation expense.

Stock-based Compensation

The Company has a stock option plan, which covers certain key management personnel. Options to purchase common shares may be granted at a price not less than fair market value on the date of the grant. Options may not be exercised prior to one year or after five years from the date of the grant. No options were granted during 2007. During December 2006 the Company granted options to purchase 15,000,000 shares of common stock to employees and 7,000,000 shares of common stock to directors. The options vested for 7,000,000 common shares on the grant date and 15,000,000 over a three year period. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2006: expected life of options of 3 years, expected volatility of 312%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2006, approximated $0.02 per option. These results may not be representative of those to be expected in future years. During the year ended December 31, 2006, the Company charged $333,600 to operations related to these options.

Telemetrix, Inc.

Notes to Consolidated Financial Statements December 31, 2007

A summary of stock option and warrant activity is as follows:

	Number of shares	Weighted average exercise price

Balance at December 31, 2005	450,000	$2.04
Granted	22,000,000	$0.02
Exercised/Forfeited	-
Balance at December 31, 2006	22,450,000
Granted	-
Exercised/Forfeited	(6,666,667)
Balance at December 31, 2007	15,783,333	$0.02

Exercisable at December 31, 2007	12,450,000

Weighted average remaining contractual life – 4 years
Weighted average fair value - $.02

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space from an officer of the Company. The rent is $2,500 per month pursuant to a lease that expired October 31, 2007. The Company is currently renting office space from this officer on a month-to-month basis.

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows: 2008 $11,760 – 2009 $3,920.

Litigation

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $467,000 plus accrued interest at 10% per annum for outstanding loans under a promissory note issued in December 2004. The Company’s records indicate that the promissory notes were repaid in full and dispute the claim. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007 the motion was denied and the Company has appealed the decision with the Nebraska Supreme Court.

On February 2, 2007 Michael J. Tracy filed a complaint in the County Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 169. Michael Tracy is a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,496 in expenses associated with a lease agreement that expired October 31, 2006. The case was dismissed with prejudice on May 8, 2007.

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. The loans are represented by convertible demand notes. On May 26, 2003, Mr. Tracy and the Company entered into an agreement for the exchange and conversion of these notes for preferred stock of Telemetrix. The Complaint alleges that Telemetrix has failed to perform this agreement. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003, Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. Additionally, the Company has offered Mr. Tracy the right to exchange the 23,894,351 share of common stock for 101,551 shares of Series D preferred stock and 3,584,151 shares of common stock pursuant to the May 26, 2003 Agreement. Mr. Tracy returned the shares tendered claiming that he did not agree to accept common shares in lieu of preferred shares. The Company filed counterclaims against Mr. Tracy in connection with the Complaint and filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007, the motion to compel arbitration was ordered and the claim was dismissed from District Court in Nebraska. This case docketed in the District Court for Scotts Bluff County, Nebraska, is now closed. As of the date of the financial statements Mr. Tracy has not filed an arbitration action in Denver, Colorado.

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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

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

Telemetrix, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 9. CONCENTRATIONS

During the year ended December 31, 2007, three customers accounted for approximately 47%, 30% and 13%, a total of 90%, of total revenue.

NOTE 10. NON-RECURRING CHARGES

In 2007, the Company recorded a gain on the extinguishment of debt of $146,018 as a result of debts going beyond the statute of limitation for collection. Although there are no assurances that our creditors will not file a suit against us for payment, the Company believes that they have substantial evidence to ask a judge to dismiss the suit on the grounds that the statute of limitations has expired. In 2006, the Company recorded a gain on the extinguishment of debt of $809,265. Of the recorded 2006 gain, $151,608 is from the settlement of debt with vendors and $657,657 is the result of debts going beyond the statute of limitations for collection.

The Company recorded a loss on disposal of assets of $661,210 in 2006. The Company discontinued operating its network switching services and wireless paging services in Gering, Nebraska in 2006. The Company wrote off $1,641,592 of network switching and paging equipment and other fixed assets associated with its operations in Gering.

NOTE 11. SUBSEQUENT EVENTS

As of the date of this report, the Company has received $100,000 in advances in the form of the convertible note to Nyssen described in Note 4.

The Company entered into a five year lease with an officer of the Company on January 1, 2008. The lease is for office space of 3,199 square feet for $5,065 per month. The five year lease includes an annual increase of 3% per annum.

Minimum annual rentals are as follows:

2008	$ 60,780
2009	62,603
2010	64,482
2011	66,416
2012	68,408
$322,689

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

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

Name	Age	Position	Term of Office

William Becker	78	Chairman of the Board	Until resignation
		CEO and President	Or removal

Larry Becker	50	Director	Until resignation
			Or removal

Gary Brown	55	Secretary and Treasurer	Until resignation
		And Director	Or removal

Brett Smithard	41	Director	Until resignation
			Or removal

Patrick Kealy	64	Director	Until resignation
			Or removal

William W. Becker, Chairman of the Board and Chief Executive Officer. Mr. William Becker has held the position of Chairman of the Board of Telemetrix from 1999 until April 2004. He was reelected Chairman in September 2004, replacing Mr. Patrick J. Kealy who was elected Chairman in April 2004. Mr. Becker is the principal of Hartford Holdings Ltd., a Cayman Islands corporation which invests in real estate, oil and gas, and telecommunication entities. It is solely owned by Mr. William W. Becker. Mr. Becker founded a number of companies in telecommunications, cable television, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas, Ltd. Mr. Becker was a significant investor of ICG Communications, Inc., a competitive local exchange carrier, for which he served as Chairman and Chief Executive Officer from 1987 to June 1995. Mr. Becker devotes the majority of his time to Telemetrix.

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

Larry Becker is a Director of the Company and was elected to preside over sharpening our strategic focus and concentrating on debt restructuring, financial viability, operating efficiencies, long-term growth opportunities and shareholder appreciation. Larry also manages and oversees the operation of Becker Capital Management and regularly serves in key capacities within its portfolio companies. Larry has numerous years of experience in operating, early stage start up, restructuring and positioning for future investment. Larry’s most notable roles include CEO of SkyConnect Inc. an ad insertion company sold to nCUBE a Larry Ellision portfolio company, CEO of VR-1 Inc. a multiplayer game company technology company able to forge strategic relationships with Microsoft, Sony & Deutsche Telecom, CEO of Aircell Inc. which provides air to ground communications for business jets and was able to attract funding from Blumenstein Thorne and Pritzker of the Chicago area. Larry also manages real estate portfolio in the United States and Canada. Larry serves on a local school board and is a Director of the YMCA of Boulder. Larry graduated from the University of Alberta with a major in Finance.

Brett Smithard is a Director of the company and was appointed to the board in September 2007. Mr. Smithard is the Chief Executive Officer of Tower Gate Capital, a London based investment bank. Mr. Smithard is a chartered accountant (formerly with PWC), with international investment, advisory and commercial experience. He was the founder of Smithard & Co., an investment and advisory firm focusing on turnaround and restructuring opportunities, having previously worked as a corporate financier at Personal Trust International. His prior business experience includes serving as CEO of National Autoparks Group, and CFO of TNT International Express and Autopage Holdings, as well as serving as a non-executive director of various other public and private companies.

Patrick Kealy is a Director of the Company and was appointed to the Board in December 2007. Mr. Kealy served as our Chairman of the Board in 2004. Patrick J. Kealy is currently President and CEO of Star Energy Corp and has over 30 years of experience in financial services. He began his career at a major U.K. brokerage and consulting firm Wood MacKenzie & Co. Inc., where he rose to become president of the company’s U.S. subsidiary. He continued his career as First Vice President at Morgan Stanley Dean Witter in New York. Kealy then became Senior Managing Director of Credit Lyonnais Securities where he was responsible for management of equity capital markets staff including research, sales and trading of both U.S. and foreign shares.

Immediately prior to joining Star, Kealy enjoyed a tenure as Chairman of SwissFone International, where he negotiated the acquisition of the U.S. division of Swisscom A.G.

Mr. Kealy received his bachelor’s degree in Finance from the University of Notre Dame and pursued graduate studies in International Finance at New York University. Mr. Kealy is a non executive director of Tower Gate Capital.

Significant Employees

None

Family Relationships

Larry Becker, a Director of the Company, is the son of William Becker, Chairman, CEO and President. Lorn Becker, a 5% beneficial owner of our common stock, is also the son of William Becker.

Gayle Becker, wife of Larry Becker, provides administrative services to the Company on an as needed basis.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2007, 2006, and 2005 respectively.

             SUMMARY COMPENSATION CHART

	Annual Compensation			Long Term Compensation
Name & Position	Year	Salary $	Bonus $	Other $	Restricted Stock Awards	Options $	Payouts $	All Other Compen- sation $

William Becker (1)	2007	0	0	0	0	0	0	0
Chairman, CEO	2006	0	0	0	0	0	0	0
and President	2005	0	0	0	0	0	0	0
Gary Brown (2)	2007	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0
Larry Becker (3)	2007	$200,000	0	0	0	0	0	0
Manager of Daily	2006	0	0	0	0	0	0	0
Operations	2005	0	0	0	0	0	0	0
Charles LaCroix (4)	2007	$175,000	0	0	0	0	0	0
COO	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
Michael Tracy (5)	2007	0	0	0	0	0	0	0
Former CEO and	2006	$40,000	0	0	0	0	0	$120,000
President	2005	$40,000	0	0	0	0	0	$144,687

1.	William Becker, our Chairman, CEO and President received 2,000,000 options to purchase our common stock, with an exercise price of $.02 per share, the fair market value on the date of grant, December 31, 2006.

2.	Gary Brown, our Secretary and Treasurer, received 2,000,000 options to purchase our common stock with an exercise price of $0.02 per share, the fair market value on the date of grant., December 31, 2006

3.	Larry Becker, a Director, received deferred compensation of $200,000 for managing the daily operations and fund raising activities of Telemetrix. Mr. Becker also 2,000,000 options to purchase our common stock with an exercise price of $.02 per share, the fair market value on the date of grant, December 31, 2006.

4.	Charles LaCroix, our Chief Operating Officer, receives a salary of $175,000 per year. Mr. LaCroix received no other compensation in 2006, however, he is eligible for a grant of stock options pursuant to the 2006 Employee Stock Option Plan.

5.	In 2006, Michael Tracy, our former CEO and President, received payment of $40,000 from a consulting agreement from December 1, 2004 through July 31, 2005. From August 1, 2005 through May 31, 2006, Mr. Tracy’s wholly owned company, Greenfly LL, received consulting fees of $24,000 per month for a services agreement to operate our switch and radio access network in Gering, Nebraska. In November 2006, Mr. Tracy received 5,879,479 shares of our common stock for deferred compensation from 1999 through 2003. The shares were valued at prices ranging from $.06 to $.36 per share and the Company recorded $859,000 in salary expense in 1999 through 2003. Mr. Tracy has not been an employee of the Company since 11/30/04 and does not have any agreements with the Company as of December 31, 2007.

OPTION/SAR GRANTS 2007 and 2006

The Company did not grant any Options/SAR Grants in 2007. The grants in 2006:

Name and Principle Position	Number of Securities Underlying Options	% of Total Options Granted in 2006	Exercise Price	Expiration Date

William W. Becker, Chairman of	2,000,000	9.0%	.02	12/28/11
the Board and CEO

Gary Brown, Director,	2,000,000	9.0%	$.02	12/28/11
Secretary and Treasurer

Larry Becker,	2,000,000	9.0%	$.02	12/28/11
Director

Total	6,000,000	27.0%	$.02	12/28/11

AGGREGATE OPTIONS/SAR EXERCISES IN 2007 AND FISCAL YEAR END OPTIONS/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

William W. Becker, Chairman	N/A	N/A	2,150,000	$0
of the Board and CEO

Gary Brown	N/A	N/A	2,000,000	$0
Director, Secretary and
Treasurer

Larry Becker,	N/A	N/A	2,000,000	$0
Director

Total	6,000,000	N/A	6,150,000	$0

There were no in-the-money exercisable options or SARs at the end of the fiscal year.

Board Compensation

Larry Becker, a Director of the Company, received a deferred compensation of $200,000 for services of running the daily operations and fund raising activities of Telemetrix. In 2007, the Board Members did not receive any compensation for Board of Director services. In 2006, William Becker, Gary Brown and Larry Becker received a grant of 2,000,000 options each to purchase shares of our common stock with an exercise price of $.02 per share, the fair market value on the date of grant. The options were granted for prior services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership as of December 31, 2007: (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (b) by each of our directors, by all executive officers and our directors as a group.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Other than the Convertible Promissory Notes discussed in Note 4 of the Audited Financial Statements, there are not any pending or anticipated arrangements that may cause a change in our control.

	Security Ownership of Beneficial Owners:

Title of Class	Name & Address	Amount	Nature	Percentage

Common	William W. Becker	21,248,763	Direct	11.8%
	Chairman of the Board and CEO,	(1)	And
	Park Lane West Bay Road		Indirect
	Georgetown, Grand Cayman, B.W.I.

Common	Gary R. Brown	2,000	Indirect	<1%
	Director, Secretary and Treasurer	(2)
	211 Long Canyon Ct.
	Richardson, TX

Common	Larry Becker	21,347,348	Indirect	11.8%
	Director	(3)
	6650 Gunpark Drive
	Boulder, CO 80301

Common	Man Prince Holdings Ltd.,	15,725,000	Direct	8.7%
	201, 9618 – 42 Avenue	(4)
	Edmonton, Alberta, Canada

Common	Matthew Hudson	61,000,000	Indirect	33.8%
	New Broad street House, 35 New	(5)
	Broad Street, London, England

Common	Michael J. Tracy	32,552,644	Direct And	18.0%
	Former CEO and Director	(6)	Indirect
	721 East 38th Street
	Gering, NE 69361

Common	Dianne Larkowski	9,042,500	Direct	5.0%
	3482 16th Circle	(7)
	Boulder, CO 80304

Common	Brett Smithard	2,000,000	Indirect	1.1%
	Director, New Broad street House,	(8)
	35 New Broad Street, London,
	England

Common	Patrick Kealy	0	Indirect	0
	Director, 53 East 74th Street	(9)
	New York, NY 10021

Common	More than 5% ownership, as a Group	169,258,009	Direct	89.7%
			And Indirect

Common	Officers and Directors, as a Group	46,598,111	Direct and	23.6%
			Indirect

1.	William W. Becker’s beneficial ownership of 21,248,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 16,225,000 shares owned by Wyse Investments, Ltd., a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); and (e) 750,000 shares of our stock owned by Ardara Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s sons.
2.	Gary R. Brown is the beneficial owner of 2,000 shares of our stock. The shares of stock are held in his wife’s name, Pamela Brown.
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
5.	Matthew Hudson’s beneficial ownership of 61,000,000 shares of our common stock is composed of: (a) 47,000,000 shares of our common stock in the name of Nyssen LP, a wholly owned limited partnership of Matthew and Katherine Lucy Hudson, and (b) 14,000,000 shares of our common stock in the name of Tower Gate Finance Ltd.
6.	Michael J. Tracy owns 32,552,644 shares of our stock. The shares of stock are held in his name.
7.	Dianne Larkowski, an employee of the Company, owns 9,042,500 shares of stock. The shares are held in her name.
8.	Brett Smithard beneficial ownership of 2,000,000 shares of our common stock is held in the name of TowerGate Finance Ltd. Mr. Smithard is a director and shareholder of TowerGate Finance Ltd.
9.	Patrick Kealy does not own any shares of our common stock

SECURITY OWNERSHIP OF MANAGEMENT:

Title of	Name & Address	Amount	Nature	Percent
Class

Common	William W. Becker Chairman of	21,248,763	Direct	11.8%
	the Board, Acting CEO Park Lane	(1)	And Indirect
	West Bay Road Georgetown,
	Grand Cayman British West Indies

Common	Gary R. Brown	2,000	Indirect	<1%
	Director, Secretary and Treasurer	(2)
	211 Long Canyon Ct.
	Richardson, TX

Common	Larry Becker	21,347,348	Indirect	11.8%
	Director	(3)
	6650 Gunpark Drive
	Boulder, CO 80304

Total	Management as a Group	42598,111		25.3%

(1)	William W. Becker’s beneficial ownership of 21,248,763 shares of our common stock is composed of: (a) 4,136,263 shares held in the name of Hartford Holding Ltd., a wholly owned company of William Becker; (b) 87,500 shares that he individually owns; (c) 50,000 shares that are owned by his wife, Christine Becker; (d) 16,225,000 shares owned by Wyse Investments, Ltd., a Trust that is maintained for the benefit of one of William Becker’s (son/grandson); and (e) 750,000 shares of our stock owned by Ardara Investments, Ltd., a trust that is maintained for the benefit of one of William Becker’s sons.
(2)	Gary R. Brown is the beneficial owner of 2,000 shares of our stock. The shares of stock are held in his wife’s name, Pamela Brown.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Larry Becker, a Director of the Company, received $200,000 in deferred compensation for running the daily activities of Telemetrix. Our offices that are located in Boulder, Colorado are leased from Becker Capital Management LLC, a wholly owned limited liability of Larry Becker. During 2007, the Company paid Becker Capital Management LLC $24,000 for rent and $6,000 for equipment, telephones and supply reimbursement.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8-K

(a)        Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

July 30, 2007 Report filed on July 31, 2007

September 18, 2007 Report filed on September 21, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated unbilled for the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements Included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $37,750.

The aggregate fees billed for the fiscal year ended December 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $35,000.

Audit-Related Fees None. Tax Fees $24,500 All Other Fees None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.

By: /s/William Becker	March 7, 2008
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Becker	March 7, 2008
William Becker, Chairman

By: /s/ Gary Brown	March 7, 2008
Gary Brown, Director

By: /s/ Larry Becker	March 7, 2008
Larry Becker, Director

By: /s/ Brett Smithard	March 7, 2008
Brett Smithard, Director

By: /s/ Patrick Kealy	March 7, 2008
Patrick Kealy, Director