Form 10-Q
period 2008-03-31
TELEMETRIX INC
filed 2008-05-06
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008
[ ]	Transition report under Section 13 or 15 9d) of the Exchange Act for the Transition Period from ____________ to _______________.

TELEMETRIX INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	470830931 (I.R.S. Employer Identification No.)

6650 Gunpark Drive, Suite 100, Boulder, CO 80301
(Address of principal executive offices)

(303) 652-0103
(Issuer’s telephone number)

6650 Gunpark Drive, Suite 100, Boulder, C0 80301
(Address of principal executive offices)

303-652-0103
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLIABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 180,483,368 shares of the issuer's common stock outstanding as of April 30, 2008.

Transitional Small Business Disclosure Format.   Yes ☐ No  ☒

TELEMETRIX INC.
INDEX

     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007
Assets

Current assets:
Cash	$62,253	$46,652
Accounts receivable, net	81,045	38,756
Deposits	6,317	2,918
Total current assets	149,615	88,326

Property and equipment, net	549,097	635,875

Total assets	$698,712	$724,201

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$872,528	$873,795
Accrued expenses	383,012	378,013
Accrued interest-Convertible debentures	676,190	649,252
Convertible debentures	1,200,000	1,200,000
Notes payable - affiliates	5,559,109	5,084,109
Accrued Interest - affiliates	1,205,119	994,597
Current portion of long-term debt	221,899	164,859
Total current liabilities	10,117,857	9,344,625

Long-term debt	496,815	553,855

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	-	-
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	-	-
Common stock, $.001 par value,
750,000,000 shares authorized,
180,483,368 shares issued and outstanding	180,485	180,485
Paid in capital	72,831,406	72,831,406
Accumulated (deficit)	(82,927,851)	(82,186,170)
Total stockholders' (deficit)	(9,915,960)	(9,174,279)

Total liabilities and stockholders' (deficit)	$698,712	$724,201

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenue:
Cellular services	$107,460	$43,695

Cost of revenue	65,756	42,642

Gross margin	41,704	1,053

Operating expenses:
Selling, general and administrative expenses	533,327	523,370

(Loss) from operations	(491,623)	(522,317)

Other (income) expense:
Gain on the settlement of debt	-	(80,330)
Interest expense	250,058	190,683
Total other (income) expense	250,058	110,353

Net (loss)	$(741,681)	$(632,670)

Per share information - basic and fully diluted:
Weighted average shares outstanding	180,483,368	180,483,368

Net (loss) per share	$(0.00)	$(0.00)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(459,399)	$(336,672)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,550)
Net cash (used in) investing activities	-	(39,550)

Cash flows from financing activities:
Convertible notes payable-affiliates	475,000	330,350
Proceeds from notes payable	-	718,714
Payments on long term debt and notes payable-affiliates	-	(718,714)
Net cash provided by financing activities	475,000	330,350

Net increase (decrease) in cash	15,601	(45,872)

Beginning - cash balance	46,652	45,872

Ending - cash balance	62,253	-

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$12,598	$-

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2007, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

NOTE 3. NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to four affiliates of the Company in the principal amount of $5,559,109 at March 31, 2008. The Company has accrued interest of $1,205,119 as of March 31, 2008.

	Interest	Conversion	Maturity	Amount
Type of Debt	Rate	Price	Date	of Principal

Convertible notes	15%	$.010 per share	12/31/08	$1,648,259
Convertible notes	15%	$.010 per share	12/31/08	$1,875,043
Convertible notes	15%	$.010 per share	12/31/08	$1,568,807
Convertible notes	10%	$.020 per share	12/31/06	$467,000
Debt discount, less amortization of $467,000				-
Total				$5,559,109

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $1,648,259 for advances from November 30, 2004 through March 31, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the three months ended March 31, 2008, Nyssen, advanced $275,000 and the Company recorded interest expense of $67,613.

The Company has issued convertible promissory notes to Becker Capital Management LLC (“Becker”) totaling $1,875,043 for advances from May 17, 2005 through March 31, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the three months ended March 31, 2008, Becker advanced $0 and the Company recorded interest expense of $71,196.

The Company has issued convertible promissory notes to LB Becker Consulting (“LB Becker”) totaling $1,568,807 for advances from April 7, 2006 through March 31, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the three months ended March 31, 2008, LB Becker advanced $200,000 and the Company recorded interest expense of $56,174.

On December 31, 2004, the Company recorded a $467,000 promissory note to Tracy Broadcasting Corporation for advances recorded by the Company in 2002 and 2003. The notes bear interest at 10% per annum and have a conversion feature of $.020 per share. The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature for the $467,000 convertible note. The Company recorded $15,539 of interest expense on this note during the three months ended March 31, 2008 (See Note 6).

NOTE 4. NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.25%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The current portion of this balance of this loan is $221,899 with $496,815 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$164,859
2009	234,697
2010	252,918
2011	66,240
$718,714

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $26,938 of interest expense on these debentures during the period ended March 31, 2008. Total interest payable on these debentures is $676,190 at March 31, 2008.

NOTE 5. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2008, the Company incurred a net loss of $741,681. In addition, the Company has an accumulated deficit of $82,927,851 and working capital and stockholders’ deficits of $9,968,242 and $9,915,960 at March 31, 2008.

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

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common stock for deferred compensation. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007, the motion to compel arbitration was ordered and the claim was dismissed from District Court in Nebraska. This case docketed in the District Court for Scotts Bluff County, Nebraska, is now closed. As of the date of the financial statements, Mr. Tracy has not filed an arbitration action in Denver, Colorado.

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom for general damages or alternatively, a rescission of the Agreement plus the cost of arbitration and for such other and further relief as the Arbitrator may deem just and fair.

NOTE 7. CONCENTRATIONS

During the three months ended March 31, 2008, three customers accounted for approximately 47%, 16% and 13%, a total of 76%, of total revenue and one customer accounted for 62% of accounts receivable at March 31, 2008.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a five year lease with an officer of the Company on January 1, 2008. The lease is for office space of 3,199 square feet for $5,065 per month. The five year lease includes an annual increase of 3% per annum.

The annual rentals are as follows:

2008	$60,780
2009	62,603
2010	64,482
2011	66,416
2012	68,408

$322,689

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows:

2008	$11,760
2009	$3,920

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007. The terms "the Company," "we," "our" or "us" refer to Telemetrix, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates" or similar expressions are intended to identify "forward-looking statements."

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

Statements are made as of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Telemetrix Inc. (through its wholly owned subsidiary, Convey Communications Inc.), is an FCC-licensed operator of wireless communications services, based in Boulder, Colorado. Telemetrix is a public company that trades on PinkSheets under the symbol TLXT. The Company was founded in 1999, acquired its FCC licenses in 2000, and initially focused on paging and wireless utility meter reading services. During 2006, the Company upgraded its network infrastructure to a Nokia R4 packet-based solution that has the capability to support up to 10 million users. In 2007, the Company began offering voice and data services. The Company has roaming agreements with AT&T, T-Mobile and other US carriers as well as Telcel and Telefonica in Mexico.

Divisions

We currently operate one division, Cellular Services. In 2007, Telemetrix began offering wholesale and retail voice and data services to developers of wireless convergent services that combine PCS (commonly referred to as “cellular”), voice over internet protocol (VoIP), Wi-Fi, and soon, WiMAX network products as bundled offers.

Type of Customers

Our customers are developers who purchase our cellular services for branding and marketing customized wireless applications such as wireless or virtual PBX, seamless roaming between IP, WLAN and cell and machine to machine (M2M) application providers.

Revenues Our revenues consist of the following:

  Voice. Voice includes local and long-distance wireless service provided to resellers and wholesale customers. We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of pricing plans on a postpaid basis. Our voice services are on a contract basis and include charges for usage as well as access to the network. We will begin offering voice services on prepaid plans in mid- 2008.
  Data. The Company began offering data services in 2007. GPRS (General Packet Radio Services) is the standard for wireless data communications that operates at speeds up to 115 kilobits per second. It provides continuous connection to the Internet for mobile phone, PDA, smartphone and computer users. Our emphasis has been on targeting vehicle tracking application providers that supply services similar to those offered by *OnStar and Garmin. Our data services are on a contract basis and include charges for usage as well as access to the network. We will begin offering data services on prepaid plans in mid-2008.
  SMS. The Company has been offering Short Message Service (SMS) for a number of years. SMS (commonly referred to as “text messaging”) is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications.
  Our customers use our services primarily for machine-to-machine datacollection and monitoring. As with GPRS, our customers are developersof convergent services as well as application providers in vehicle tracking,security and utilities. The Company has three U.S. patents related totelemetry and data transmission. Our data services are on a contractbasis and include charges for usage as well as access to the network. Wewill begin offering SMS services on prepaid plans in mid-2008.
  Other. We also receive cellular revenue from the rental of our towers and cellular roaming revenue

Our revenues are dependent upon the following factors:

  Our ability to secure additional agreements for wholesale and reseller customers using our nationwide network access as well as our ability to generate an increase in usage by our existing customers;
  Our ability to hire and maintain qualified engineering and customer service staff that will be able to assist in customer set-up and testing;
  Demand for our services;

  Individual economic conditions in our markets; and
  Our general ability to market our services.

Capital Expenditures and Requirements

During the first thee months of 2008, we made capital expenditures of $0. The Company intends to spend approximately $50,000 on capital expenditures related to billing systems.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues. Revenues for the three months ended March 31, 2008 increased by $63,765 or 145.9% to $107,460 from $43,695 for the three months ended March 31, 2007. The increase in revenue is primarily attributable to increased service offerings of voice and data services that were not available in early 2007.

Cost of Revenues. Cost of revenues currently consists primarily of roaming charges and signaling charges from our switch operator. Cost of revenues increased by 54.2% or $23,114 to $65,756 for the three months ended March 31, 2008 from $42,642 for the comparable 2007 period, representing 38.8% and 97.6% of the total revenues for the three months ended March 31, 2008 and 2007, respectively. The increase in the cost of revenues is attributable to increased revenues. The decrease in cost of revenues in relation to revenues is due to increased margins from voice and data services.

Operating Income/(Losses). Operating income for the three months ended March 31, 2008 reflected a loss of ($491,623) compared to an operating loss of ($522,317) during the comparable 2007 period. On a year over year basis for the third quarter, our operating losses decreased by 5.9% or $30,694. The decrease in operating loss was primarily due to increased revenues and increased profit margins.

Selling, General and Administrative Expense. General and administrative expense increased by $9,957 or 1.9% to $533,327 for the three month period ended March 31, 2008, from $523,370 for the three-month period ended March 31, 2007. The increase in our general and administrative expenses is primarily attributable an increase in the number of our employees.

Gain of Settlement of Debt. In the first three months of 2007, the Company recorded a gain on the extinguishment of debt of $80,330 as a result of debts going beyond the statute of limitation for collection.

Interest Expense. Interest expense for the three-month period ended March 31, 2008 increased by $59,375 or 31.1% to $250,058 as compared to $190,683 for the three-month period ended March 31, 2007. The increase in interest expense is due to increased loan balances from lenders.

Net Loss. Net loss for the three-month period ended March 31, 2008 increased by 17.2% or $109,011 to ($741,681) from ($632,670) for the three months ended March 31, 2007. The increase in net loss is primarily due to the $80,330 gain on settlement of debt recorded in the first quarter of 2007.

Balance Sheet

Current Assets. Current Assets amounted to $149,615 as of March 31, 2008 representing an increase of $61,379 or 69.4% from Current Assets of $88,236 as of December 31, 2007. The increase is due to the cash and accounts receivable balance at March 31, 2008.

Current Liabilities. As of March 31, 2008, Current Liabilities are $10,117,857 representing an increase of $773,232 or 8.3% from Current Liabilities of $9,344,625 as of December 31, 2007. The increase is due to increased notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending March 31, 2008 was ($459,399) compared with ($336,672) for the same period in 2007.

Cash used in investing activities for the periods ended March 31, 2008 was $0 compared to $39,550 for the same period in 2007. The cash used in investing activities in the first three months of 2007 is due to the purchase of telecommunication billing equipment.

Cash provided by financing activities for the period ended March 31, 2008 was $475,000 as compared to $330,350 for the period ended March 31, 2007. The cash provided in both periods is from the proceeds of convertible notes payable from affiliates.

Cash at March 31, 2008 increased to $62,254 from $46,652 at December 31, 2007. Cash at April 15, 2008 amounted to $50,000.

At March 31, 2008, we have no material commitments for capital expenditures. We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2008; therefore, we plan to raise money through a private placement to fund the implementation of an expanding operational plan.

As of March 31, 2008, we have an accumulated deficit of $82,927,851 and working capital and stockholders' deficits of $9,968,242 and $9,915,960.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,100,000 over the next twelve (12) months, in the following areas:

  Salaries and labor = $750,000
  G&A (exclusive of salaries) = $350,000

Our current cash of $62,254 as of March 31, 2008 will satisfy our cash requirements until the end of April 2008. Our cash of $50,000 as of April 15, 2008 will satisfy our cash requirements until the end of April 2008.

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

The annual rentals are as follows:

2008	$60,780
2009	62,603
2010	64,482
2011	66,416
2012	68,408

$322,689

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows:

2008	$11,760
2009	$3,920

The Company entered into a Business Loan Agreement on March 30, 2007 and borrowed $718,714 on a variable rate loan due on March 30, 2011. The Company will pay this loan in accordance with the following payment schedule: 12 monthly consecutive interest payments, beginning April 30, 2007, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.25%); 35 monthly consecutive principal and interest payments in the initial amount of $22,647 each, beginning April 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The Company entered into a Security Agreement granting to Lender a security interest in the Nokia Equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

In September 2006, the Company entered into an agreement with Verisign for output billing services. This contract enables the Company to provide billing services to our roaming partners. The contract is for 36 months and the charges for this service are transaction based with certain minimums.

In September 2006, the Company entered into an agreement with ARS Informatica for voice and data billing services. This contract enables the Company to provide billing services to our voice and data customers. The contract is for three years and the charges for this service are transaction based with certain minimums.

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This six year agreement requires a monthly payment of $8,500 per month for services to operate and maintain our radio access network in Nebraska. Additionally, the company signed a six year agreement on office space in Scottsbluff, Nebraska to host our media gateway equipment. This lease requires a monthly payment of $980.

Item 3. Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good >faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; (b) a GSM feature including intelligent network functions into a GSM network system; and (c) CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom as follows:

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

Reports in Form 8-K January 31, 2008 report filed on February 5, 2008

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2008

Telemetrix Inc.

By: /s/ William Becker	April 25, 2008
William Becker, Chairman

By: /s/ Gary Brown	April 25, 2008
Gary Brown, Director

By: /s/ Larry Becker	April 25, 2008
Larry Becker, Director

By: /s/ Patrick Kealy	April 25, 2008
Patrick Kealy, Director