Form 10-Q/A
period 2008-03-31
TELEMETRIX INC
filed 2008-07-10
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q ("Amendment") amends our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 originally filed on May 6, 2008 (the "Original Filing"). We are filing this Amendment to correct the check mark indicating the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Telemetrix Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

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

July 3, 2008

Telemetrix Inc.

By: /s/ William Becker	July 3, 2008
William Becker, Chairman

By: /s/ Gary Brown	July 3, 2008
Gary Brown, Director

By: /s/ Larry Becker	July 3, 2008
Larry Becker, Director

By: /s/ Patrick Kealy	July 3, 2008
Patrick Kealy, Director