Form 10-Q
period 2008-06-30
TELEMETRIX INC
filed 2008-08-12
CIK 742814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

TELEMETRIX INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	6770 (Primary Standard Industrial Classification Code Number)	470830931 (I.R.S. Employer Identification No.)

6650 Gunpark Drive, Suite 100, Boulder, CO 80301
(303) 652-0103
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller Reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 7, 2008, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 181,483,368.

TELEMETRIX INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007

	(Unaudited)
Assets

Current assets:
Cash	$373,584	$46,652
Accounts receivable, net	31,464	38,756
Deposits	127,618	2,918
Total current assets	532,666	88,326

Property and equipment, net	462,322	635,875

Total assets	$994,988	$724,201

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$941,453	$873,795
Accrued expenses	397,846	378,013
Accrued interest-Convertible debentures	703,128	649,252
Convertible debentures	1,200,000	1,200,000
Convertible note	750,000	-
Notes payable - affiliates	5,629,109	5,084,109
Accrued Interest - affiliates	1,442,251	994,597
Current portion of long-term debt	221,155	164,859
Total current liabilities	11,284,942	9,344,625

Long-term debt	497,559	553,855

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	-	-
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	-	-
Common stock, $.001 par value,
750,000,000 shares authorized,
181,483,368 shares issued and outstanding	181,484	180,484
Paid in capital	72,840,407	72,831,407
Accumulated (deficit)	(83,809,404)	(82,186,170)
Total stockholders' (deficit)	(10,787,513)	(9,174,279)

Total liabilities and stockholders' (deficit)	$994,988	$724,201

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months		Six months
	2008	2007	2008	2007
Revenue:
Cellular services	$66,674	$51,603	$174,134	$95,295

Cost of revenue	52,145	39,738	117,901	82,380

Gross margin	14,529	11,865	56,233	12,915

Operating expenses:
Selling, general and administrative expenses	591,709	377,366	1,125,036	900,736

(Loss) from operations	(577,180)	(365,501)	(1,068,803)	(887,821)

Other (income) expense:
Gain on the settlement of debt	-	-	-	(80,330)
Interest expense	304,374	194,596	554,431	385,279
Total other (income) expense	304,374	194,596	554,431	304,949

Net (loss)	$(881,554)	$(560,097)	$(1,623,234)	$(1,192,770)

Per share information - basic and fully diluted:
Weighted average shares outstanding	181,153,698	180,483,368	180,818,533	180,483,368

Net (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(968,068)	$(711,903)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,550)
Net cash (used in) investing activities	-	(39,550)

Cash flows from financing activities:
Convertible notes payable-affiliates	545,000	785,350
Proceeds from notes payable	750,000	718,714
Payments on long term debt and notes payable-affiliates	-	(718,714)
Net cash provided by financing activities	1,295,000	785,350

Net increase in cash	326,932	33,897

Beginning - cash balance	46,652	45,872

Ending - cash balance	$373,584	$79,769

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$38,068	$-

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

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

NOTE 3.    NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to four affiliates of the Company in the principal amount of $5,629,109 at June 30, 2008. The Company has recorded accrued interest expense of $1,442,251 as of June 30, 2008 related to these notes.

Type of Debt	Interest	Conversion	Maturity	Amount
	Rate	Price	Date	of Principal

Convertible notes	15%	$.010 per share	12/31/08	$1,648,259
Convertible notes	15%	$.010 per share	12/31/08	1,875,043
Convertible notes	15%	$.010 per share	12/31/08	1,638,806
Convertible notes	10%	$.020 per share	12/31/06	467,000
Debt discount, less amortization of $467,000				-
Total				$5,629,108

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $1,648,259 for advances from November 30, 2004 through June 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the six months ended June 30, 2008, Nyssen, advanced $275,000 and the Company recorded interest expense of $145,466.

The Company has issued convertible promissory notes to Becker Capital Management LLC (“Becker”) totaling $1,875,043 for advances from May 17, 2005 through June 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the six months ended June 30, 2008, Becker advanced $0 and the Company recorded interest expense of $143,204.

The Company has issued convertible promissory notes to LB Becker Consulting (“LB Becker”) totaling $1,638,806 for advances from April 7, 2006 through June 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the six months ended June 30, 2008, LB Becker advanced $270,000 and the Company recorded interest expense of $127,904.

On December 31, 2004, the Company recorded a $467,000 promissory note to Tracy Broadcasting Corporation for advances recorded by the Company in 2002 and 2003. The notes bear interest at 10% per annum and have a conversion feature of $.020 per share. The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature for the $467,000 convertible note. The Company recorded $31,078 of interest expense on this note during the six months ended June 30, 2008 (See Note 7).

NOTE 4. NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 31, 2011. The business loan agreement was modified March 30, 2008. Under the modified terms, the Company will pay this loan in accordance with the following payment schedule: 5 monthly consecutive interest payments, beginning April 30, 2008, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.0%); 30 monthly consecutive principal and interest payments in the initial amount of $24,865 each, beginning September 30, 2008, with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The current portion of this balance of this loan is $221,155 with $497,559 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender. The Company paid interest of $20,728 related to this note during the six months ended June 30, 2008.

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$87,247
2009	271,335
2010	286,135
2011	73,997
$718,714

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $53,875 of interest expense on these debentures for the six months ended June 30, 2008. Total interest payable on these debentures is $703,127 at June 30, 2008.

NOTE 5.    CONVERTIBLE NOTE PAYABLE

The Company signed a Promissory Note on May 13, 2008, borrowing $750,000 at 15% per annum. The Company paid a 2% loan origination fee, $15,000, to the lender. At the Lender’s option, all, or a portion of, the principal and accrued interest may be converted into common stock of the Company at a conversion price of $.03 per share. No monthly payments are required under the Promissory Note; the note and accrued interest are payable May 12, 2009. Principal plus accrued interest payable at maturity is $862,500. Interest accrued through June 30, 2008 is $14,835. The Company provided the lender with guarantees of payment from three principals of Telemetrix, Inc.

NOTE 6.    GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the six months ended June 30, 2008, the Company incurred a net loss of $1,623,234. In addition, the Company has an accumulated deficit of $83,809,404 and working capital and stockholders’ deficits of $10,752,276 and $10,787,513 at June 30, 2008.

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

NOTE 7. LITIGATION Litigation

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $467,000 plus accrued interest at 10% per annum for outstanding loans under a promissory note issued in December 2004. The Company’s records indicate that the promissory notes were repaid in full and dispute the claim. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007 the motion was denied and the Company has appealed the decision with the Nebraska Supreme Court. In 2008, the case was remanded to the Nebraska Court of Appeals. The case will be argued September 11, 2008.

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

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom for general damages or alternatively, a rescission of the Agreement plus the cost of arbitration and for such other and further relief as the Arbitrator may deem just and fair. The arbitration hearing was held the week of July 28, 2008. The Arbitrator’s decision will be made within 60 days or on or about October 1, 2008.

NOTE 8.    CONCENTRATIONS

During the six months ended June 30, 2008, three customers accounted for approximately 25%, 31% and 14%, a total of 70%, of total revenue and one customer accounted for 53% of accounts receivable at June 30, 2008.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

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

$322,689

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows:

2008	$5,880
2009	3,920

$9,800

NOTE 10. SUBSEQUENT EVENTS

A large customer notified the Company on July 25, 2008, subsequent to June 30, 2008, the date of this quarterly statement, that the customer lost its major source of funding and, effective immediately, its operations are under the control of its secured creditor. At the time of this notification, the customer owed the Company $9,532. The full amount of the receivable was recognized as a bad debt. The customer accounted for 42% and 24% of the Company’s revenues for the 3 months and 6 months ended June 30, 2008.

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $9 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) our dependency upon third party providers, including roaming partners, wireless network companies, and our switch hosting provider, through which we obtain our interconnections throughout North America and international markets; should we lose the services of these third party providers, our operations may be negatively affected, including interruptions in our service.

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

Revenues Our revenues consist of the following:

  Voice. Voice includes local and long-distance wireless service provided to resellers and wholesale customers. We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of pricing plans on a postpaid basis. Our voice services are on a contract basis and include charges for usage as well as access to the network. We will begin offering voice services on prepaid plans in late 2008.

  Data. The Company began offering data services in 2007. GPRS (General Packet Radio Services) is the standard for wireless data communications that operates at speeds up to 115 kilobits per second. It provides continuous connection to the Internet for mobile phone, PDA, smartphone and computer users. Our data services are on a contract basis and include charges for usage as well as access to the network. We will begin offering data services on prepaid plans in late 2008.

  SMS. The Company has been offering Short Message Service (SMS) for a number of years. SMS (commonly referred to as “text messaging”) is a globally accepted wireless service that enables the transmission of alphanumeric messages between mobile subscribers and external systems, and is also used in machine-to-machine (M2M) applications. Our customers use our services primarily for machine-to-machine datacollection and monitoring. As with GPRS, our customers are developersof convergent services as well as application providers in security andutilities. The Company has three U.S. patents related to telemetry anddata transmission. Our data services are on a contract basis and includecharges for usage as well as access to the network. We will begin offeringSMS services on prepaid plans in late 2008.

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

Capital Expenditures and Requirements
During the first thee months of 2008, we made capital expenditures of $0. During the three months ended June 30, 2008, the Company made a refundable deposit of $99,150 on a billing system. The deposit is refundable if the billing system is not fully developed and installed by September 30, 2008. Also during the three months ended June 30, 2008, the Company contracted to purchase 25,000 SIM cards that are compatible with a pre-pay billing system. The Company deposited $22,150 towards the purchase of these cards.

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

Results of Operations
Comparison of Three Months Ended June 30, 2008 and 2007

Revenues. Revenues for the three months ended June 30, 2008 increased by $15,071 or 29.2% to $66,674 from $51,603 for the three months ended June 30, 2008. The increase in revenue is primarily attributable to increased service offerings of voice and data services that were not available in early 2007.

Cost of Revenues. Cost of revenues currently consists primarily of roaming charges and signaling charges from our switch operator. Cost of revenues increased by 31.2% or $12,407 to $52,145 for the three months ended June 30, 2008 from $39,738 for the comparable 2007 period, representing 78.2% and 77.0% of the total revenues for the three months ended June 30, 2008 and 2007, respectively. The increase in the cost of revenues is attributable to increased revenues. The decrease in cost of revenues is due to increased margins from voice and data services.

Operating Income/(Losses). Operating income for the three months ended June 30, 2008 reflected a loss of ($561,585) compared to an operating loss of ($365,501) during the comparable 2007 period. On a year over year basis for the second quarter, our operating losses increased by 53.6% or $196,084. The increase in operating loss was primarily due to increased equipment, maintenance and billing system contract costs.

Selling, General and Administrative Expense. General and administrative expense increased by $198,748 or 52.7% to $576,114 for the three month period ended June 30, 2008, from $377,366 for the three-month period ended June 30, 2007. The increase in our general and administrative expenses is primarily attributable an increase in the number of our employees and the related compensation and benefits expense.

Interest Expense. Interest expense for the three-month period ended June 30, 2008 increased by $109,778 or 56.4% to $304,374 as compared to $194,596 for the three-month period ended June 30, 2007. The increase in interest expense is due to increased loan balances from lenders and compounding interest quarterly.

Net Loss. Net loss for the three-month period ended June 30, 2008 increased by 57.4% or $321,457 to ($881,554) from ($560,097) for the three months ended June 30, 2007. The increase in net loss is primarily due to increased operating costs, compensation and interest expense.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues. Revenues for the six months ended June 30, 2008 increased by $78,839 or 82.73% to $174,134 from $95,295 for the six months ended June 30, 2007. The increase in revenue is primarily attributable to increased cellular offerings including voice and GPRS (General Packet Radio Services) that were not available in early 2007.

Cost of Revenues. Cost of revenues consists primarily of roaming charges and billing service charges. Cost of revenues increased by 43.12% or $35,521 to $117,901 for the six months ended June 30, 2008 from $82,380 for the comparable 2007 period, representing 67.71% and 86.45% of the total revenues for the six months ended June 30, 2008 and 2007, respectively. The increase in the cost of revenues is attributable to increased roaming charges and increased billing services charges.

Operating Income/(Losses). Operating income for the six months ended June 30, 2008 reflected a loss of ($1,068,803) compared to an operating loss of ($887,821) during the comparable 2007 period. On a year over year basis for the first six months, our operating losses increased by 20.39% or $180,982. The increase in operating loss was primarily due to increased expenses such as increased equipment maintenance and billing system contract costs and mitigated by the increase in revenues.

Selling, General and Administrative Expense. General and administrative expense increased by $224,300 or 24.9% to $1,125,036 for the six month period ended June 30, 2008 from $900,736 for the six-month period ended June 30, 2007. The increase in our general and administrative expenses is primarily attributable to an increase in the number of our employees and the related compensation and benefits expenses.

Gain on Settlement of Debt. The Company recorded a gain on the settlement of debt of $-0- for the period ended June 30, 2008 compared to a gain of $80,330 in the second quarter of 2007. The June 2007 gain was the result of vendor debts going beyond the statute of limitations for collection.

Interest Expense. Interest expense for the six-month period ended June 30, 2008 increased by $169,152 or 43.9% to $554,431 compared to $385,279 for the six-month period ended June 30, 2007. The increase in interest expense is due to increased loan balances from lenders and compounding interest quarterly.

Net Loss. Net loss for the six-month period ended June 30, 2008 increased by 36.09% or $430,464 to ($1,623,234) from ($1,192,770) for the six months ended June 30, 2007. The increase in net loss is due to an increase in general and administrative expenses, interest expense, and cost of sales and mitigated by the increase in revenues. Net loss per share remained unchanged at ($0.01) for both six month periods ended June 30, 2008 and 2007.

Balance Sheet

Current Assets. Current Assets amounted to $532,666 as of June 30, 2008 representing an increase of $444,340 or 503% from Current Assets of $88,326 as of December 31, 2007. The increase is primarily due to the cash balance at June 30, 2008 which reflects the proceeds of advances from affiliates and promissory notes payable.

Current Liabilities. As of June 30, 2008, Current Liabilities are $11,284,942 representing an increase of $1,940,317 or 20.7% from Current Liabilities of $9,344,625 as of December 31, 2007. The increase is due to increased accounts payable and notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending June 30, 2008 was ($968,068) compared with ($711,903) for the same period in 2007.

Cash used in investing activities for the periods ended June 30, 2008 was $0 compared to $39,550 for the same period in 2007. The cash used in investing activities in the second three months of 2007 is due to the purchase of telecommunication billing equipment.

Cash provided by financing activities for the period ended June 30, 2008 was $1,295,000 as compared to $785,350 for the period ended March 31, 2007. The cash provided in 2007 is from the proceeds of convertible notes payable from affiliates; the cash provided in the period ended June 30, 2008, is from $545,000 in notes payable from affiliates and $750,000 of notes payable from other sources.

Cash at June 30, 2008 increased to $373,584 from $46,652 at December 31, 2007. Cash at July 31, 2008 amounted to $220,214.

At June 30, 2008, we have made a commitment to purchase a billing system with prepay capability and to purchase 25,000 SIM cards. The cash required for these commitments, $99,150 and $22,150 respectively, has been deposited with the vendors at June 30, 2008, and is reflected in Other Current Assets at the June 30, 2008. As well, the Company has entered into an agreement to sell the F Block portion of its spectrum. This portion of the Company’s spectrum is not used or projected to be used in Company operations. The sale is dependent on FCC approval and final negotiations with the purchaser.

We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2008; therefore, we plan to raise money from affiliates to fund the implementation of a new billing system and to fund continuing operations.

As of June 30, 2008, we have an accumulated deficit of $83,809,404 and working capital and stockholders' deficits of $10,752,276 and $10,787,513.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,296,000 over the next twelve (12) months, in the following areas:

  Salaries and labor = $600,000

  G&A (exclusive of salaries) = $696,000

Our current cash of $373,584 as of June 30, 2008 will satisfy our cash requirements through the end of August 2008.

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

$322,689

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows:

2008	$5,880
2009	3,920

$9,800

The Company signed a Promissory Note on May 13, 2008, borrowing $750,000 at 15% per annum. The Company paid a 2% loan origination fee, $15,000, to the lender. At the Lender’s option, all, or a portion of, the principal and accrued interest may be converted into common stock of the Company at a conversion price of $.03 per share. No monthly payments are required under the Promissory Note; the note and accrued interest are payable May 12, 2009. Principal plus accrued interest payable at maturity is $862,500. Interest accrued through June 30, 2008 is $14,835. The Company provided the lender with guarantees of payment from three principals of Telemetrix, Inc.

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 31, 2011. The business loan agreement was modified March 30, 2008. Under the modified terms, the Company will pay this loan in accordance with the following payment schedule: 5 monthly consecutive interest payments, beginning April 30, 2008, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.0%); 30 monthly consecutive principal and interest payments in the initial amount of $24,864 each, beginning September 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The current portion of this balance of this loan is $221,155 with $497,559 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$87,247
2009	271,335
2010	286,135
2011	73,997
$718,714

$1,200,000 Convertible debentures – interest at 6.25% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $53,875 of interest expense on these debentures for the first three months of 2008. Total interest payable on these debentures is $703,127 at June 30, 2008.

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

On May 14, 2008 the company entered into a Billing Software Agreement with Talk24 for billing software development. The contract is for 36 months beginning on the date the billing system is completed and installed. The company paid $99,150 as a refundable deposit on the system. If the system is not ready for implementation by September 30, 2008, the deposit is refundable. If the software development is successful, the charges for licensing the software are transaction based with certain minimums.

Item 3. Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, or the persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, concluded that such controls and procedures were effective as of June 30, 2008, the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Securities Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
Exhibits

33	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

34	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2008

Telemetrix Inc.

By: /s/ William Becker	July 31, 2008
William Becker, Chairman

By: /s/ Gary Brown	July 31, 2008
Gary Brown, Director

By: /s/ Larry Becker	July 31, 2008
Larry Becker, Director

By: /s/ Patrick Kealy	July 31, 2008
Patrick Kealy, Director