Form 10KSB/A
period 2007-12-31
TELEMETRIX INC
filed 2008-08-15
CIK 742814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This form 10-KSB/A is being filed by Telemetrix, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 that was initially filed with the Securities and Exchange Commission on March 7, 2008. This Form 10-KSB amends Item 8A of Part II of the Form 10-KSB and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-B (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except the currently-dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to insure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of December 31, 2007, the end of the period covered by this annual report on Form 10K-SB, our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.

By: /s/William Becker	August 12, 2008
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Becker	August 12, 2008
William Becker, Chairman

By: /s/ Gary Brown	August 12, 2008
Gary Brown, Director

By: /s/ Larry Becker	August 12, 2008
Larry Becker, Director

By: /s/ Brett Smithard	August 12 2008
Brett Smithard, Director

By: /s/ Patrick Kealy	August 12, 2008
Patrick Kealy, Director

3

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31	Certification Pursuant President's to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3