Form 10KSB/A
period 2007-12-31
TELEMETRIX INC
filed 2008-09-18
CIK 742814

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Form 10-KSB/A

Amendment #2

This Form 10-KSB/A is being filed by Telemetrix, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 that was initially filed with the Securities and Exchange Commission on March 7, 2008 and amended on August 15, 2008.

This Form 10-KSB/A amends Item 8A of Part II of the Form 10-KSB and the Principal Executive Officer and Principal Financial Officer Certifications under Item 601(b)(31) of Regulation S-B (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the 10-KSB. In addition, the exhibit list in Item 13 of Part III has not been updated except the currently-dated certifications from our Principal Executive Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of December 31, 2007.

The Company has taken initial steps, outlined below, and will continue to take more steps to strengthen our disclosure controls, to evaluate and to remedy deficiencies and to test these procedures and controls on an ongoing basis.

The Company is seeking to hire a Chief Financial Officer (CFO), or an employee who will perform the functions of a CFO, who will strengthen the disclosure controls and procedures by implementing procedures that enhance recording, processing, summarizing and reporting within the time periods specified in the Commission’s rules and forms, simplifying certain accounting procedures, increasing training for accounting personnel, increasing documentation of accounting transactions and the related reviews, improving the timeliness and quality of financial reports to management, and improving the communications between the accounting/finance department and other areas of the Company. In addition, the Company will make increased use of its outside advisors to improve its quality of disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telemetrix Inc.

By: /s/William Becker	September 17, 2008
William Becker, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Becker	September 17, 2008
William Becker, Chairman

By: /s/ Gary Brown	September 17, 2008
Gary Brown, Director

By: /s/ Larry Becker	September 17, 2008
Larry Becker, Director

By: /s/ Patrick Kealy	September 17, 2008
Patrick Kealy, Director

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number	Description of Document

31	Certification Pursuant President's to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002