Form 10-Q
period 2008-09-30
TELEMETRIX INC
filed 2008-11-14
CIK 742814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

At November 10, 2008, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 181,483,368.

TELEMETRIX INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Telemetrix, Inc.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007

	(Unaudited)
Assets

Current assets:
Cash	$-	$46,652
Accounts receivable, net	25,172	38,756
Deposits	27,307	2,918
Total current assets	52,479	88,326

Property and equipment, net	375,546	635,875

Total assets	$428,025	$724,201

Liabilities and stockholders' (deficit)

Current liabilities:
Accounts payable	$1,251,535	$873,795
Accrued expenses	215,193	378,013
Accrued interest-Convertible debentures	758,153	649,252
Convertible debentures	1,200,000	1,200,000
Convertible note	750,000	-
Notes payable - affiliates	5,629,109	5,084,109
Accrued Interest - affiliates	1,653,226	994,597
Current portion of long-term debt	269,274	164,859
Total current liabilities	11,726,490	9,344,625

Long-term debt	427,570	553,855

Stockholders' (deficit):
Preferred stock, $.001 par value, 25,000,000 shares authorized
none issued or outstanding	-	-
Preferred stock, series D, $.001 par value, convertible,
liquidation preferences $30 per share, 250,000 authorized
none issued or outstanding	-	-
Common stock, $.001 par value,
750,000,000 shares authorized,
181,483,368 shares issued and outstanding	181,484	180,484
Paid in capital	72,840,407	72,831,407
Accumulated (deficit)	(84,747,926)	(82,186,170)
Total stockholders' (deficit)	(11,726,035)	(9,174,279)

Total liabilities and stockholders' (deficit)	$428,025	$724,201

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months		Nine months
	2008	2007	2008	2007
Revenue:
Cellular services	$43,231	$55,941	$217,365	$151,239

Cost of revenue	20,004	49,185	137,905	131,565

Gross margin	23,227	6,756	79,460	19,674

Operating expenses:
Selling, general and administrative expenses	657,815	559,782	1,782,851	1,460,518

(Loss) from operations	(634,588)	(553,026)	(1,703,391)	(1,440,844)

Other (income) expense:
Gain on the settlement of debt	-	-	-	(80,330)
Interest expense	303,934	224,452	858,365	609,731
Total other (income) expense	303,934	224,452	858,365	529,401

Net (loss)	$(938,522)	$(777,478)	$(2,561,756)	$(1,970,245)

Per share information - basic and fully diluted:
Weighted average shares outstanding	181,483,368	180,483,368	181,041,762	180,483,368

Net (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements.

Telemetrix, Inc.
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,319,782)	$(1,008,739)

Cash flows from investing activities:
Purchase of property and equipment	-	(39,550)
Net cash (used in) investing activities	-	(39,550)

Cash flows from financing activities:
Convertible notes payable-affiliates	545,000	1,210,000
Proceeds from notes payable	750,000	718,714
Payments on long term debt and notes payable-affiliates	(21,870)	(718,714)
Net cash provided by financing activities	1,273,130	1,210,000

Net increase in cash	(46,652)	161,714

Beginning - cash balance	46,652	45,872

Ending - cash balance	$-	$207,586

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$38,068	$43,264

See the accompanying notes to the consolidated financial statements.

TELEMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

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

NOTE 3.   NOTES PAYABLE – RELATED PARTIES

The Company has outstanding notes payable to four affiliates of the Company in the principal amount of $5,629,109 at September 30, 2008. The Company has recorded accrued interest of $1,653,226 as of September 30, 2008, related to these notes.

Type of Debt	Interest	Conversion	Maturity	Amount
	Rate	Price	Date	of Principal

Convertible notes	15%	$.010 per share	12/31/08	$1,648,259
Convertible notes	15%	$.010 per share	12/31/08	1,875,044
Convertible notes	15%	$.010 per share	12/31/08	1,638,806
Convertible notes	10%	$.020 per share	12/31/06	467,000
Debt discount, less amortization of $467,000				-
Total				$5,629,109

The Company has issued convertible promissory notes to Nyssen LP (“Nyssen”) totaling $1,648,259 for advances from November 30, 2004 through September 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the nine months ended September 30, 2008, Nyssen, advanced $275,000 and the Company recorded interest expense of $186,760.

The Company has issued convertible promissory notes to Becker Capital Management LLC (“Becker”) totaling $1,875,044 for advances from May 17, 2005, through September 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the nine months ended September 30, 2008, Becker advanced $0 and the Company recorded interest expense of $214,067.

The Company has issued convertible promissory notes to LB Becker Consulting (“LB Becker”) totaling $1,638,806 for advances from April 7, 2006 through September 30, 2008. The notes pay interest at 15% per annum and mature on December 31, 2008. During the nine months ended September 30, 2008, LB Becker advanced $270,000 and the Company recorded interest expense of $178,941.

On December 31, 2004, the Company recorded a $467,000 promissory note to Tracy Broadcasting Corporation for advances recorded by the Company in 2002 and 2003. The notes bear interest at 10% per annum and have a conversion feature of $.020 per share. The Company used the intrinsic value method to determine proceeds that should be allocated to the embedded beneficial conversion feature for the $467,000 convertible note. The Company recorded $46,618 of interest expense on this note during the nine months ended September 30, 2008 (See Note 7).

NOTE 4.   NOTES PAYABLE

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 31, 2011. The business loan agreement was modified March 30, 2008. Under the modified terms, the Company will pay this loan in accordance with the following payment schedule: 5 monthly consecutive interest payments, beginning April 30, 2008, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.0%); 30 monthly consecutive principal and interest payments in the initial amount of $24,865 each, beginning September 30, 2008, with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The current portion of this balance of this loan is $269,274 with $427,570 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender. The Company paid interest of $32,496 related to this note during the nine months ended September 30, 2008.

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$66,064
2009	272,691
2010	286,841
2011	71,248
$696,844

$1,200,000 Convertible debentures with interest at 6% per annum, are in default. The Company recorded $55,025 of interest expense on these debentures for the nine months ended September 30, 2008. Total interest payable on these debentures is $758,153 at September 30, 2008.

NOTE 5. CONVERTIBLE NOTE PAYABLE

The Company signed a Promissory Note on May 13, 2008, borrowing $750,000 at 15% per annum. The Company paid a 2% loan origination fee of $15,000, to the lender. At the Lender’s option, all, or a portion of, the principal and accrued interest may be converted into common stock of the Company at a conversion price of $.03 per share. No monthly payments are required under the Promissory Note; the note and accrued interest are payable May 12, 2009. Principal plus accrued interest payable at maturity is $862,500. Interest accrued through September 30, 2008 is $43,269. The Company provided the lender with guarantees of payment from three principals of Telemetrix, Inc.

NOTE 6. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the nine months ended September 30, 2008, the Company incurred a net loss of $2,561,756. In addition, the Company has an accumulated deficit of $84,747,926 and working capital and stockholders’ deficits of $11,674,011 and $11,726,035 at September 30, 2008.

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

NOTE 7. LITIGATION

Litigation

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $467,000 plus accrued interest at 10% per annum for outstanding loans under a promissory note issued in December 2004. The Company’s records indicate that the promissory notes were repaid in full and dispute the claim. Appeals to compel arbitration in Denver, Colorado have failed. The suit will be argued in Nebraska District Court.

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007, the motion to compel arbitration was ordered and the claim was dismissed from District Court in Nebraska. As of the date of the financial statements, Mr. Tracy has filed an arbitration action in Denver, Colorado on $5,125.

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom for general damages or alternatively, a rescission of the Agreement plus the cost of arbitration and for such other and further relief as the Arbitrator may deem just and fair. The Arbitrator’s decision, received November 7, 2008, states that the Company owes UT Starcom an immaterial amount.

NOTE 8. CONCENTRATIONS

During the nine months ended September 30, 2008, three customers accounted for approximately 25%, 23% and 16%, a total of 64%, of total revenue and one customer accounted for 26% of accounts receivable at September 30, 2008.

A large customer notified the Company on July 25, 2008 that the customer had lost its major source of funding and its operations are under the control of its secured creditor. The full amount of this customer’s receivable, $9,532, was recognized as a bad debt at June 30, 2008. The customer accounted for 24% of the Company’s revenues for both the 6 months and 9 months ended September 30, 2008.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a five year lease with an officer of the Company on January 1, 2008. The lease is for office space of 3,199 square feet for $5,065 per month. The five year lease includes an annual increase of 3% per annum. The lease was modified on September 1, 2008, to include 1,999 square feet for $3,865 per month.

The annual rentals are as follows:

2008	$55,980
2009	47,771
2010	49,205
2011	50,681
2012	52,201

$255,838

In addition, the Company leases Nebraska office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Minimum payments for the years 2008 and 2009 are as follows:

2008	$11,760
2009	3,920
$15,680

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

Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (b) our ability to proceed with our operating plan is dependent on our ability to obtain additional financing; (c) even if we obtain additional debt or equity financing, the value of our common stock may be diluted; (d) our ability to continue as a going concern is contingent upon our ability to expand our service operations and secure additional financing; (e) debt obligations of approximately $9 million may negatively affect our ability to expand our operations; (f) whether we will be able to keep pace with the rapid development of technology in the wireless communications services area; (g) whether our existing technology will become obsolete or too expensive to upgrade; (h) the possibility that our business will be subject to increasing government regulation and related increasing costs; and (i) should we lose the services of third party providers, our operations may be negatively affected, including interruptions in our service. Our third party providers include roaming partners, other wireless network companies, and our switch hosting provider.

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

Overview

Telemetrix Inc. (through its wholly owned subsidiary, Convey Communications Inc.), is an FCC-licensed operator of wireless communications services, based in Boulder, Colorado. Telemetrix is a public company that trades on PinkSheets under the symbol TLXT. The Company was founded in 1999, acquired its FCC licenses in 2000, and initially focused on paging and wireless utility meter reading services. During 2006, the Company upgraded its network infrastructure to a Nokia R4 packet-based solution that has the capability to support up to 10 million users. In 2007, the Company began offering voice and data services. The Company has roaming agreements with Cingular, T-Mobile and other US carriers as well as Telcel and Telefonica in Mexico.

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

Capital Expenditures and Requirements

During the first nine months of 2008 and 2007, we made capital expenditures of $0 and $39,550. During the second quarter of 2008, the Company made a deposit of $99,150 on a billing system. The software developer and the Company recently halted development of the billing system.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues. Revenues for the three months ended September 30, 2008 decreased by $12,710 or 22.7% to $43,231 from $55,941 for the three months ended September 30, 2007. The decrease in revenue is primarily attributable to the loss of a large customer in July 2008.

Cost of Revenues. Cost of revenues currently consists primarily of roaming charges and signaling charges from our switch operator. Cost of revenues decreased by 59.3% or $29,181 to $20,004 for the three months ended September 30, 2008 from $49,185 for the comparable 2007 period, representing 46.3% and 87.9% of the total revenues for the three months ended September 30, 2008 and 2007, respectively. The decrease in the cost of revenues is attributable to decreased revenues and the related card charges.

Operating (Losses). Operations for the three months ended September 30, 2008 reflected a loss of ($634,588) compared to an operating loss of ($553,026) during the comparable 2007 period. On a year over year basis for the third quarter, our operating losses increased by 14.7% or $81,562. The increase in operating loss was primarily due to increased maintenance and billing system contract costs.

Selling, General and Administrative Expense. General and administrative expense increased by $98,033 or 17.5% to $657,815 for the three month period ended September 30, 2008, from $559,782 for the three-month period ended September 30, 2007. The increase in our general and administrative expenses is primarily attributable an increase in the number of our employees and the related compensation and benefits expense.

Interest Expense. Interest expense for the three-month period ended September 30, 2008 increased by $79,482 or 35.4% to $303,934 as compared to $224,452 for the three-month period ended September 30, 2007. The increase in interest expense is due to increasing loan balances from lenders.

Net Loss. Net loss for the three-month period ended September 30, 2008 increased by 20.7% or $161,044 to ($938,522) from ($777,478) for the three months ended September 30, 2007. The increase in net loss is primarily due to increased operating costs related to compensation and interest expense.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues. Revenues for the nine months ended September 30, 2008 increased by $66,126 or 43.7% to $217,365 from $151,239 for the nine months ended September 30, 2007. The increase in revenue is primarily attributable to increased cellular offerings including voice and GPRS (General Packet Radio Services) that were not available in early 2007.

Cost of Revenues. Cost of revenues consists primarily of roaming charges and billing service charges. Cost of revenues increased by 4.8% or $6,340 to $137,905 for the nine months ended September 30, 2008 from $131,565 for the comparable 2007 period, representing 63.4% and 86.9% of the total revenues for the nine months ended September 30, 2008 and 2007, respectively. The increase in the cost of revenues is attributable to increased roaming charges and increased billing services charges.

Operating (Losses). Operations for the nine months ended September 30, 2008 reflected a loss of ($1,703,391) compared to an operating loss of ($1,440,844) during the comparable 2007 period. On a year over year basis for the first nine months, our operating losses increased by 18.2% or $262,547. The increase in operating loss was primarily due to increased expenses such as increased equipment maintenance and billing system contract costs and mitigated by the increase in revenues.

Selling, General and Administrative Expense. General and administrative expense increased by $322,333 or 22.1% to $1,782,851 for the nine month period ended September 30, 2008 from $1,460,518 for the nine-month period ended September 30, 2007. The increase in our general and administrative expenses is primarily attributable to an increase in the number of our employees and the related compensation and benefits expenses.

Gain on Settlement of Debt. The Company recorded a gain on the settlement of debt of $-0- for the period ended September 30, 2008 compared to a gain of $80,330 in the third quarter of 2007. The September 2007 gain was the result of vendor debts going beyond the statute of limitations for collection.

Interest Expense. Interest expense for the nine-month period ended September 30, 2008 increased by $248,634 or 40.1% to $858,365 compared to $609,731 for the nine-month period ended September 30, 2007. The increase in interest expense is due to increased loan balances from lenders.

Net Loss. Net loss for the nine-month period ended September 30, 2008 increased by 30.0% or $591,511 to ($2,561,756) from ($1,970,245) for the nine months ended September 30, 2007. The increase in net loss is due to an increase in general and administrative expenses, interest expense, and cost of sales and mitigated by the increase in revenues. Net loss per share remained unchanged at ($0.01) for both nine month periods ended September 30, 2008 and 2007.

Balance Sheet

Current Assets. Current Assets amounted to $52,479 as of September 30, 2008 representing a decrease of $35,847 or 40.1% from Current Assets of $88,326 as of December 31, 2007. The decrease is primarily due to the cash balance at September 30, 2008 which reflects the use of funds in operations offset by financing activities.

Current Liabilities. As of September 30, 2008, Current Liabilities are $11,726,490 representing an increase of $2,381,865 or 25.5% from Current Liabilities of $9,344,625 as of December 31, 2007. The increase is due to increased accounts payable and notes payable balances and increased accrued interest payable on the notes.

Liquidity and Capital Resources

Net cash used in operating activities for the period ending September 30, 2008 was ($1,319,782) compared with ($1,008,736) for the same period in 2007.

Cash used in investing activities for the periods ended September 30, 2008 was $0 compared to $39,550 for the same period in 2007. The cash used in investing activities in the second three months of 2007 is due to the purchase of telecommunication billing equipment.

Cash provided by financing activities for the period ended September 30, 2008 was $1,273,130 as compared to $1,210,000 for the period ended September 30, 2007. The cash provided in 2007 is from the proceeds of convertible notes payable from affiliates; the cash provided in the period ended September 30, 2008, is from $545,000 in notes payable from affiliates and $750,000 of notes payable from other sources.

Cash at September 30, 2008 decreased to $0 from $46,652 at December 31, 2007. Cash at October 31, 2008 amounted to $5,325.

We shall continue to finance our operations mainly from loans and fundraising activities. We do not believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the year 2008; therefore, we plan to raise money from affiliates to fund continuing operations.

As of September 30, 2008, we have an accumulated deficit of $84,747,926 and working capital and stockholders' deficits of $11,674,011 and $11,726,035.

Our ability to continue as a going concern is contingent upon our ability to attain profitable operations and secure adequate financing.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating expenditures of approximately $1,232,066 over the next twelve (12) months, in the following areas:

  Salaries and labor = $278,400

  G&A (exclusive of salaries) = $953,666

Our current cash of $0 as of September 30, 2008 and a commitment for additional funding up to $400,000 from an affiliate will satisfy our cash requirements through the end of December 2008.

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

Contractual Obligations and Commercial Commitments

The Company entered into a five year lease with an officer of the Company on January 1, 2008. The lease is for office space of 3,199 square feet for $5,065 per month. The five year lease includes an annual increase of 3% per annum. The lease was modified September 1, 2008, to reflect 1,999 leased square feet for a monthly rent of $3,865.

The annual rentals are as follows:

2008	$55,980
2009	47,771
2010	49,205
2011	50,681
2012	52,201

$255,838

In addition, the Company leases office space pursuant to a lease expiring in April 2009 at a monthly rental of $980. Future minimum payments are as follows:

2008	$11,760
2009	3,920

$15,680

The Company signed a Promissory Note on May 13, 2008, borrowing $750,000 at 15% per annum. The Company paid a 2% loan origination fee of $15,000, to the lender. At the Lender’s option, all, or a portion of, the principal and accrued interest may be converted into common stock of the Company at a conversion price of $.03 per share. No monthly payments are required under the Promissory Note; the note and accrued interest are payable May 12, 2009. Principal plus accrued interest payable at maturity is $862,500. Interest accrued through September 30, 2008, is $43,269. The Company provided the lender with guarantees of payment from three principals of Telemetrix, Inc.

The Company entered into a Business Loan Agreement on March 30, 2007, and borrowed $718,714 on a variable rate loan due on March 31, 2011. The business loan agreement was modified March 30, 2008. Under the modified terms, the Company will pay this loan in accordance with the following payment schedule: 5 monthly consecutive interest payments, beginning April 30, 2008, with interest calculated on the unpaid principal balances at an interest rate based on the Wall Street Journal Prime Rate (currently at 5.0%); 30 monthly consecutive principal and interest payments in the initial amount of $24,864 each, beginning September 30, 2008 with the interest calculated on the unpaid principal balances at the interest rate based on the Wall Street Journal Prime Rate. The current portion of this balance of this loan is $269,274 with $427,570 classified as long-term debt. The Company entered into a Security Agreement granting to Lender a security interest in certain equipment. The Company had previously granted a security interest in the equipment to Becker Capital Management and LB Becker Consulting, who assigned the security interest to this Lender.

Future minimum principal payments pursuant to long-term debt agreements are as follows:

2008	$66,064
2009	272,691
2010	286,841
2011	71,248
$696,844

$1,200,000 Convertible debentures – interest at 6.09% per annum, conversion feature allows the holder to use the debenture as payment for a like value of securities should the Company complete a stock offering of $6,000,000 at January 1, 2001. Such an offering was not completed. The debentures are currently in default. The Company recorded $55,026 of interest expense on these debentures for nine months of 2008. Total interest payable on these debentures is $758,153 at September 30, 2008.

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

On April 3, 2006, the Company entered into a Hosting Agreement and an Equipment Services Agreement with a Nokia value added reseller located in Texas. This nine year agreement requires a monthly payment of $8,500 per month for services to operate and maintain our radio access network in Nebraska. Additionally, the company signed a nine year agreement on office space in Scottsbluff, Nebraska to host our media gateway equipment. This lease requires a monthly payment of $980.

On May 14, 2008 the Company entered into a Billing Software Agreement for billing software development. The Company and the software developer recently terminated the software development.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a –15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934, as amended, or the “Exchange Act”, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, Chairman of the Board, and Chief Financial Officer and Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, our CEO and CFO, or persons performing similar functions, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, or persons performing similar functions, our management has evaluated our internal control over financial reporting during the third quarter of 2008. Based on that evaluation, our CEO and CFO, or persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

On January 16, 2007 Tracy Broadcasting Corporation filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-07 37. Tracy Broadcasting Corporation is owned by Michael Tracy, a former CEO and Director of the Company. Mr. Tracy is also a major shareholder of the Company. The Complaint alleges that the Company owes Tracy Broadcasting Corporation $467,000 plus accrued interest at 10% per annum for outstanding loans under a promissory note issued in December 2004. The Company’s records indicate that the promissory notes were repaid in full and dispute the claim. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007 the motion was denied and the Company has appealed the decision with the Nebraska Supreme Court. The appeal was denied; the suit will be heard in Nebraska District Court. The date has not been announced.

On April 12, 2006, Michael J. Tracy filed a complaint in the District Court for Scottsbluff County, Nebraska, against the Company, in Case No. CI-06-291. Mr. Tracy is the former CEO and Director of the Company. The Complaint alleges that the Company owes Mr. Tracy $3,378,129 as of April 1, 2006, including principal and interest for loans Mr. Tracy made to the Company at various times in 2001 and 2002. In November 2006, the Company tendered 23,894,351 shares of common stock to Mr. Tracy in satisfaction of the May 26, 2003 Exchange and Conversion Agreement and 3,472,789 shares of common for deferred compensation. The Company filed a motion to compel arbitration in Denver, Colorado. On November 27, 2007, the motion to compel arbitration was ordered and the claim was dismissed from District Court in Nebraska. As of the date of filing these financial statements, Mr. Tracy has requested arbitration on $5,125 of alleged amounts owed.

Other

On October 19, 2006, the Company filed a Request for Arbitration with the World Intellectual Property Organization against UT Starcom, Inc., the successor in interest to Telos Technologies, Inc., the manufacturer of the Sonata SE switching system (GSM switch). The Request for Arbitration was accepted on October 24, 2006. The dispute relates to a Master Purchase and License Agreement dated October 22, 2003 for a Sonata SE Global System for Mobile Communications switching system. The Company requests arbitration of the following claims: (1) breach of contract; (2) breach of good faith and fair dealing; (3) fraudulent misrepresentations; (4) fraudulent inducement; (5) negligent misrepresentation; (6) intentional interference with existing contractual relations; (7) intentional interference with prospective economic relations; (8) negligent interference with existing economic relations; and (9) negligent interference with prospective economic relations. The Company claims that UT Starcom failed to perform from the time of installation and UT Starcom failed to deliver five significant features and functionality that UT Starcom represented would be available at the time the Company purchased the GSM switch. These features and functionality include among others, (a) E911-Phase II functionality in the GSM Switch so that Telemetrix could comply with the FCC’s mandated 911 services requirement by June 30, 2006; a GSM feature including intelligent network functions into a GSM network system; CALEA, which imposes upon Telemetrix a statutory obligation to ensure that its equipment, facilities or services that provide a customer or subscriber with the ability to originate, terminate or direct communications. Telemetrix requests entry of an award during the arbitration in its favor and against UT Starcom for general damages or alternatively, a rescission of the Agreement plus the cost of arbitration and for such other and further relief as the Arbitrator may deem just and fair. The Arbitrator decision, dated November 7, 2008, determines that the Company owes UT Starcom an immaterial amount.

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

November 10, 2008

Telemetrix Inc.

By: /s/ William Becker	November 10, 2008
William Becker, Chairman

By: /s/ Gary Brown	November 10, 2008
Gary Brown, Director

By: /s/ Larry Becker	November 10, 2008
Larry Becker, Director

By: /s/ Patrick Kealy	November 10, 2008
Patrick Kealy, Director